Form 10-Q
period 1994-03-31
PIONEER FINANCIAL CORP
filed 1994-05-17
CIK 826329

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C 20549



                                  FORM 10-Q

            [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994

                                     OR

               [   ] TRANSITION REPORT TO SECTION  13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                       Commission File Number 0-17103

                         Pioneer Financial Corporation
           (Exact name of registrant as specified in its charter)


        United States                               54-1439439
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                    Number)


5601 Ironbridge Parkway, Chester, VA                  23831
(Address of principal executive office)              Zip Code


Registrant's telephone number, including area code:  (804) 748-9733

                  Common Stock ($1.00 par value per share)
                              (Title and Class)

Indicate by using an X whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X   No

As of May 13, 1994 there were issued and outstanding 2,348,799 shares of the common stock of Pioneer Financial Corporation.

               PIONEER FINANCIAL CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                       Page Number

PART I. FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Statements of Financial Condition,
               March 31, 1994 (unaudited) and
               September 30, 1993                            3

               Statements of Operations, Three Months
               and Six Months Ended March 31, 1994 and
               1993 (unaudited)                              4

               Statement of Stockholders' Equity
               (unaudited), March 31, 1994                   5

               Statements of Cash Flows, Six Months
               Ended March 31, 1994 and 1993 (unaudited)     6

               Notes to Consolidated Financial Statements    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    8

PART II.  OTHER INFORMATION                                 20

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3    Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     Item 5.   Other Materially Important Events

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES














                  Consolidated Statements of Financial Condition
                   Dollars in Thousands - Except Per Share Amounts


                                                                                    (Unaudited)
                  Assets                                                          Mar. 31, 1994        Sept. 30, 1993


                    Cash                                                                   1,001                2,309
                    Interest bearing deposits                                             11,211               22,640
                    Federal funds sold                                                     1,162                  197
                    Securities
                      Held to maturity (estimated market value of $67,725                 71,195                  488
                        and $488)
                      Available for sale (cost of $58,754 and $135,294)                   57,950              136,403
                    Loans receivable, net                                                212,638              210,399
                    Investment in Federal Home Loan Bank stock                             6,935                6,763
                    Real estate, net:
                      Acquired in settlement of loans                                      3,882                  506
                      In-substance foreclosure                                                 -                3,277
                      Held for development or resale                                      14,800               14,319
                    Properties and equipment, net                                          4,249                4,327
                    Accrued interest receivable :
                      Loans                                                                1,790                2,249
                      Securities and other interest-earning assets                           872                  945
                    Prepaid expenses and other assets                                      4,501                3,826

                      Total Assets                                                       392,186              408,648


                  Liabilities and Stockholders' Equity

                  Liabilities:
                    Deposits                                                             310,403              313,674
                    Securities sold under agreements to repurchase
                      and other borrowings                                                 9,250               10,300
                    Advances from Federal Home Loan Bank                                  20,000               30,000
                    Advance payments by borrowers for taxes and insurance                  1,246                1,013
                    Other liabilities                                                        524                3,525

                      Total Liabilities                                                  341,423              358,512

                  Stockholders' Equity:
                    Common stock                                                           2,349                2,342
                    Additional capital                                                     5,851                5,811
                    Retained earnings                                                     43,072               41,423
                    Net unrealized gain (loss) on securities available for sale             (509)                 560

                      Total Stockholders' Equity                                          50,763               50,136

                        Total Liabilities and Stockholders' Equity                       392,186              408,648

                    Book value, per share                                                  21.61                21.40


















    Consolidated Statements of Operations (Unaudited)
    Dollars in Thousands - Except Per Share Amounts

                                                             Three Months Ended                  Six Months Ended

                                                      Mar. 31, 1994    Mar. 31, 1993    Mar. 31, 1994    Mar. 31, 1993

      Interest income
        Loans receivable
          Real estate loans                                  4,214            4,544            8,731            8,705
          Other loans                                          430              252              811              647
        Securities
          Held to maturity                                   1,078            2,251            1,180            3,512
          Available for sale                                   556            1,093            1,994            2,253
                                                                 3                2                3                2
        Other interest-earning assets                          103              148              450              997

          Total interest income                              6,384            8,290           13,169           16,116
      Interest expense
        Deposits                                             3,103            3,388            6,337            6,912
        Short term borrowings                                  258              865              525            1,682
        Long term borrowings                                     -              884                -            1,785

          Total interest expense                             3,361            5,137            6,862           10,379

      Net Interest Income                                    3,023            3,153            6,307            5,737
      Provision for loan losses                                 84               65              106              200
      Net interest income after provision
        for loan losses                                      2,939            3,088            6,201            5,537
      Noninterest income
        Gain (loss) from securities
          Held to maturity                                       -                -                -              176
          Available for sale                                   161            1,070              242            1,052
          Trading                                               61               42               67               (3)
        Gain on sale of loans                                  164               99              378              332
        Loan servicing fees                                    274              212              554              595
        Income (loss) from real estate operations             (245)          (1,210)            (476)          (1,100)
        Deposit servicing fees                                 128              122              247              232
        Other                                                   13               50               44              105

          Total noninterest income                             556              385            1,056            1,389


      Noninterest expense
        Compensation and employee benefits                   1,107            1,157            2,248            2,296
        Occupancy                                              455              531              919            1,064
        Advertising                                             59              129              191              273
        Data processing services                                30               42               57               78
        Insurance                                              259              249              517              510
        Other                                                  415              381              723            1,070

          Total noninterest expense                          2,325            2,489            4,655            5,291

      Income before income taxes                             1,170              984            2,602            1,635
      Income taxes                                             368              229              718              402

      Net income                                               802              755            1,884            1,233

      Earnings per common share                               0.33             0.31             0.77             0.50

      Dividends paid per common share                         0.05                -             0.10             0.10

      Average shares outstanding                         2,457,095        2,454,879        2,447,053        2,456,339








                   Consolidated Statement Of Stockholders' Equity (Unaudited)
                    (Dollars in Thousands)
                   As of March 31, 1994                                                      Net Unrealized
                                                                                             Gain (Loss) on
                                                                                               Securities       Total
                                                      Common      Additional     Retained    Available for   Stockholders'
                                                      Stock        Capital       Earnings         Sale          Equity

                    Balance at
                   September 30, 1993                    2,342         5,811        41,423             560        50,136

                   Net income for the six
                     months ended March 31, 1994             -             -         1,884               -         1,884

                   Cash Dividends -
                   Common Stock,
                     $0.10 per share                         -             -          (235)              -          (235)

                   Stock options exercised                   7            40             -               -            47

                   Net unrealized gain
                     (loss) on securities
                     available for sale                      -             -             -          (1,069)       (1,069)

                   Balance at March 31, 1994             2,349         5,851        43,072           ( 509)      50,763














































    Consolidated Statements of Cash Flow (unaudited)
    (Dollars in Thousands)                                        Six Months Ended         Six Months Ended
                                                                      March 31,                March 31,
                                                                        1994                     1993

    Operating Activities
     Net income (loss)                                                        1,884                   1,233
    Adjustments
      Purchase of trading account securities                               (14,751)                 (90,100)
      Proceeds from sale of trading account securities                      14,818                   90,097
      Provision for losses                                                     361                    1,201
      Gain on sale of assets                                                  (680)                  (1,574)
      Amortization and depreciation                                            246                      347
      (Increase) decrease in accrued interest receivable                       147                     (936)
      Other                                                                 (3,526)                     423

           Net Cash Provided (Absorbed) By Operating Activities            ( 1,501)                     691

    Investing Activities
    Purchase of securities
      Investment                                                                 -                 (121,183)
      Held for sale                                                       (120,619)                 (56,950)
    Proceeds from sale of securities
      Investment                                                                 -                      176
      Held for sale                                                        122,565                   62,592
    Proceeds from principal payments and maturities of securities
      Investment                                                               296                    4,160
      Held for sale                                                          4,290                   22,463
    Proceeds from sale of loans                                             24,429                   20,661
    Loan originations and principal payments on loans                      (26,224)                 (42,626)
    Proceeds from sale of real estate                                        1,050                      911
    Proceeds from sale (purchase) of Federal Home Loan Bank stock             (172)                    (182)
    Other                                                                   (1,609)                  (1,016)

           Net Cash Provided (Absorbed) By Investing Activities              4,006                ( 110,994)

    Financing Activities
      Net increase (decrease) in deposits                                   (3,271)                  10,248
      Repurchase of common and preferred stock                                   -                     (357)
      Cash dividends paid on common stock                                     (235)                    (246)
      Repayments of Federal Home Loan Bank advances                        (10,000)                       -
      Proceeds from securities sold under agreements
        to repurchase and from other borrowings                            144,398                  129,331
      Payments on securities sold under agreements to
        repurchase and other borrowings                                   (145,448)                (129,331)
      Decrease in escrow deposits                                              233                      (28)
      Other                                                                     46                        -

           Net Cash Provided (Absorbed) By Financing Activities           ( 14,277)                   9,617

    Increase in Cash and Cash Equivalents                                  (11,772)                (100,686)

    Cash and Cash Equivalents - beginning of year                           25,146                  122,776

    Cash and Cash Equivalents - end of year                                 13,374                   22,090
















PART I. FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements.

     The condensed consolidated financial statements included herein have been prepared by Pioneer Financial Corporation (the "Corporation" or "Pioneer Financial"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pioneer Financial is the Holding company of Pioneer Federal Savings Bank (the "Bank" or "Pioneer Federal"), and Pioneer Properties Inc. (a real estate brokerage company).
The majority of the earnings and performance figures herein reflect the results of Pioneer Federal. Pioneer Federal is a federally chartered savings bank with executive and administrative offices in Chester, Virginia, which conducts business through a total of 11 full service retail banking offices located in central Virginia in the cities of Richmond, Colonial Heights, Petersburg and Hopewell, Virginia; the counties of Chesterfield and Henrico; and the town of Chase City, Virginia. The Savings Bank, through a wholly owned subsidiary also has a separate mortgage loan production office in Henrico county.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the applicable periods have been made. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company's Annual Report to Stockholders for the year ended September 30, 1993, filed with the SEC on or about December 28, 1993. The results for the period covered hereby will not necessarily be indicative of the operating results for the full year ending September 30, 1994.

PIONEER FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pioneer Financial Corp., all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended March 31, 1994 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1993.

Note B--Per Share Data

     Earnings per share is computed by dividing earnings by the weighted average number of shares outstanding during the period. For the three and six months ended March 31, 1994 the weighted average number of shares of common stock was adjusted for the effects of existing stock options, which are considered common stock equivalents. The calculation of earnings per share for the three and six months ended March 31, 1993 did not include the existing stock options as their dilutive effect was less than three percent. The weighted average number of shares of common stock outstanding were 2,447,053 and 2,456,339 for the six months ended March 31, 1994 and 1993, respectively.

Note C--Transfers from loans to real estate acquired through foreclosure amounted to approximately $0 and $182,000 for the six months ended March 31, 1994 and 1993 respectively. Transfers from loans to real estate insubstance foreclosed amounted to $56,000 and $355,000 for the six months ended March 31, 1994 and 1993, respectively, while real estate insubstance foreclosed transferred to real estate acquired through foreclosure amounted to approximately $3,570,000 and $6,385,000 for the six months ended March 31, 1994 and 1993, respectively.

Note D--Cash and Equivalents

     For the purpose of reporting cash flows, the Corporation considers all highly liquid debt instruments, such as federal funds and overnight deposits, to be cash equivalents.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the company's Annual Report to Stockholders, which focuses upon relevant matters occurring during the year commencing October 1, 1992 and ending September 30, 1993. Accordingly, the ensuing discussion focuses upon material matters at and for the six months ended March 31, 1994.


General.

     Pioneer Financial was incorporated in Virginia in November 1987 and became the sole shareholder of Pioneer Federal Savings Bank ("Pioneer Federal"). Presently, the primary business of Pioneer Financial is the business of Pioneer Federal. Pioneer Financial also owns Pioneer Properties Inc. which is a real estate brokerage company. At March 31, 1994, the Corporation had assets of $392.2 million, total deposits of $310.4 million and stockholders' equity of $50.8 million.

     Management estimates that Pioneer Federal has approximately 45.2% (approximately $115.1 million) of the total financial institution deposits in the city of Hopewell, Virginia, where it operates its main office and a branch office. The Savings Bank was chartered as a mutual association in 1933, and became a member of the Federal Home Loan Bank System in 1934. In July 1984 Pioneer Federal converted to a federal capital stock savings and loan association and in June 1988 changed its name to Pioneer Federal Savings Bank upon conversion to a federal capital stock savings bank.



Merger

     On February 16, 1994, Pioneer Financial entered into a Reorganization and Merger Agreement (the "Agreement") providing for the acquisition of Pioneer Financial by Signet Banking Corporation ("Signet"). The Agreement provides for the exchange of .6232 shares of Signet common stock, subject to adjustment under certain conditions, for each share of Pioneer Financial's common stock, resulting in a price per share of $23.68 based upon the closing Signet stock price on February 16, 1994. Also as of February 16, 1994, Pioneer Financial and Signet executed an Option Agreement whereby Pioneer Financial granted Signet an option to acquire 467,013 shares of Pioneer Financial's common stock at a price of $21.75 per share, exercisable under certain specified conditions. The acquisition pursuant to the Agreement is subject to the ratification of various conditions, including the approval of various regulatory authorities and the shareholders of Pioneer Financial. Further, the acquisition must be consummated not later than December 31, 1994.

Changes in Financial Condition

     Although assets have decreased over $16.5 million or 4.0% at March 31, 1994, there have been few significant increases or decreases in any one category from September 30, 1993. Cash, interest bearing deposits and federal funds sold (down in total $11.8 million for the six month period) combined with proceeds from the sale of and principal repayments on securities were used to fund new loans (net increase of $2.2 million) and to repay $11.1 million of Federal Home Loan Bank ("FHLB") advances and other
borrowings.   Also during the quarter ended March 31, 1994, the Corporation reclassified approximately $71.0 million of securities from the available for sale category to the held to maturity category of securities. The net unrealized loss on these securities ($22,000) was recorded as a decrease to shareholders' equity, and will be amortized into expense over the remaining life of the securities.

     Stockholders' Equity increased ($627,000 or 1.3%) as net income for the six month period of $1,884,000 was partially offset by two regular quarterly $0.05 per share common stock dividends totalling $235,000, as well as an adjustment for the net unrealized loss on securities available for sale.

Results of Operation

     The Corporation's results of operations are dependent to a large extent on its net interest income, which is the difference between the interest income it receives on its interest-earning assets (principally loans and securities) and the interest expense, or cost of funds, of its interest-bearing liabilities (principally deposits and, to a lesser extent, FHLB advances and other borrowings). Banking fees, service charges, and other income; gains or losses on the sale of loans and other assets, and the level of general and operating expenses (non-interest expense) also have significant effects on the Corporation's results of operations.










     Net Income. The Corporation recorded net income of $802,000 or $.33 per share for the quarter ended March 31, 1994 as compared to $755,000 or $.31 per share for the prior year's second quarter. This increase was mainly attributable to an increase in noninterest income combined with a decrease in noninterest expenses. For the six months ended March 31, 1994 the Corporation recorded net income of $1,884,000 or $.77 per share compared to a net income for the same period a year earlier of $1,233,000 or $.50 per share. This increase was the result of an increase in net interest margin and a significant decrease in operating expenses, which was only slightly offset by a decrease in other non-interest income items.

Three and Six Months Ended March 31, 1994 Compared to March 31, 1993

     Interest Income. Interest income on all interest earning assets was $6.4 million for the quarter ended March 31, 1994 as compared to $8.3 million for the comparable period in 1993, a decrease of $1.9 million or 23.0%. A $17.7 million increase in the average outstanding balance of loans for the current quarter was not enough to offset an 11.0% decrease in the average yield thereon. The majority of this decrease in interest income, however, was the result of a $103.3 million decrease in the average outstanding balance and a 14.1% decrease in the average yield of securities. Total interest income from securities amounted to $1.6 million for the three months ended March 31, 1994 as compared to $3.3 million for the three months ended March 31, 1993.

     Interest income on all interest earning assets for the six months ended March 31, 1994 was $13.2 million, a decrease of approximately $2.9 million or 18.3% over the same period in 1993. Although there was a slight (13 basis point) increase in the average yield on interest earning assets, a 17.6% decrease in the average outstanding balance of these assets resulted in the decrease in total interest income. For the six months ended March 31, 1994 the average balance of all interest earning assets was $375.3 millon yielding 7.0%, compared to $455.2 million yielding 6.9% in the previous year. This $80.0 million decrease in the average balance of all interest earning assets related to funds used to prepay debt during the year ended September 30, 1993.

     For the six month period ended March 31, 1994 interest income on loans increased by approximately $190,000 or 2.0% for the current year. While average loans outstanding increased 12.3% for the six month period, the average yield on these loans decreased 7.5%. For the same two periods, interest on securities decreased $2.6 million, the direct result of a 38.5% decrease in the average outstanding balance as well as a 9.6% decrease in average yield. Interest income on other interest earning assets (FHLB stock, federal funds sold, and cash) decreased approximately $547,000 or 54.9% due mainly to a 45.0% decrease in the average outstanding balance of these assets.

     Interest Expense. Total interest expense decreased from $5.1 million for the quarter ended March 31, 1993 to $3.4 million for the current quarter, a decrease of over 34%. The majority of this decrease was directly attributable to a 85.2% decrease in interest expense paid on borrowings. Total interest on borrowings decreased by $1.5 million during the current quarter, the direct result of prepaying $45.5 million of FHLB advances in June, 1993 at an after tax penalty of $2.2 million as well as repaying, upon maturity, $47.5 million in additional debt with the FHLB. $10.0 million of such debt was paid in October, 1993, and the remainder had been repaid during the year ended September 30, 1993. Interest expense on deposits decreased $286,000 or 8.4% for the current three month period due mainly to an 8.8% decrease in the average cost of deposits.
     Interest expense for the six months ended March 31, 1994 decreased approximately $3.5 million or 33.9% over the similar period in 1993. A 9.3% decrease in average cost of deposits, partially offset by a $1.8 million increase in average outstanding balance resulted in total interest expense on deposits decreasing by approximately $575,000 or 8.3%. For the six months ended March 31, 1994, deposits averaged $313.9 million at an average cost of 4.1%, compared to an average balance of $312.1 million and an average cost of 4.5% for the comparable period in 1993. Total interest on borrowings decreased by over $2.9 million or 84.9%, the direct result of prepaying FHLB advances as discussed in the preceding paragraph.

     Net Interest Margin. Although net interest margin decreased slightly ($130,000 or 4.1%) for the quarter ended March 31, 1994, net interest spread increased from 2.4% for the three months ended March 31, 1993 to just over 2.9% for the three months ended March 31, 1994. (See table below)

     Although decreases were experienced for the six months ended March 31, 1994 in both interest income and interest expense, net interest margin increased by almost $570,000 or 9.9%. Net interest spread has increased from 2.0% for the six months ended March 31, 1993 to 3.0% for the current six month period, reflecting a more rapid decline in cost of liabilities than the decline in yield on assets.

       The following table sets forth information concerning the yields earned on interest earning assets, the rates paid on interest bearing liabilities and the resultant net interest rate spread for the three and six month periods ended March 31, 1994 and 1993. The yields earned and rates paid are based on average balances.



                                                        Three Months Ended        Six Months Ended
                                                              March 31                March 31
                                                          1994       1993         1994       1993
            Interest-earning assets:
              Real estate loans                           8.34%      9.40%        8.59%      9.28%
              Other loans                                 8.87%      9.73%        8.93%      9.74%
              Mortgage-backed securities                  6.60%      6.45%        6.37%      6.58%
              Securities held to maturity                 4.10%      8.69%        4.10%      9.12%
              Securities available for sale               4.69%      4.44%        4.73%      4.44%
              Other investments                           4.04%      3.67%        3.56%      3.41%

                Total interest-earning assets             6.92%      7.18%        6.99%      6.86%

            Interest-bearing liabilities
              Deposits                                    4.04%      4.43%        4.06%      4.48%
              Borrowings                                  3.45%      5.85%        3.09%      5.94%

                Total interest-bearing liabilities        3.99%      4.82%        3.98%      4.88%

            Net interest rate spread                      2.93%      2.36%        3.01%      1.98%










Provision for Possible Loan Losses and Other Asset Valuation Allowances.
Due to an overall improvement in the status of the Savings Bank's classified assets, additional provisions for possible loan losses were minimal at $84,000 for the three months ended March 31, 1994 as compared to $65,000 for the three months ended March 31, 1993, and $107,000 for the six months ended March 31, 1994 as compared to $200,000 for the same period last year.
Through the Corporation's Asset Classification Policy, management will continue to monitor the loan portfolio as well as other assets on a quarterly basis and evaluate the adequacy of total valuation allowances. (See Provision for Possible Loan Losses).

     Other Income. Other income of $556,000 for the three months ended March 31, 1994 was a $171,000 increase over the same period in 1993. An $890,000 decrease in gains from the sale of securities was more than offset by a $965,000 decrease in expenses incurred in the day to day operations of Real Estate Held, both for development and acquired in settlement of loans. Also included in noninterest income in the loss from real estate operations category were additions to valuation allowances on real estate projects in the amount of $254,000 during the current year's quarter as compared to $923,000 for the prior year's quarter. Other increases included gain on sale of loans and loan servicing fees, up $65,000 and $62,000, respectively, for the current years second quarter.

     Other income was $1,056,000 for the six months ended March 31, 1994, a decrease of approximately $333,000 from the six months ended March 31, 1993. Included in this decrease are gains from the sale of securities totalling only $309,000 for the six months ended March 31, 1994, versus $1,225,000 for the same period in 1993. This decrease was partially offset by a decrease in expenses incurred in the day to day operations of Real Estate Held, both for development and acquired in settlement of loans (income (loss) from real estate operations has increased over $624,000 for the six month period). Other increases/decreases for the six month period were minimal.

     Other Expenses. Other expenses decreased $165,000 or $6.6% for the three months ended March 31, 1994. Slight increases in insurance and miscellaneous expenses ($9,000 and $37,000, respectively) were more than offset by decreases in all other categories of noninterest expenses.

     Other expenses decreased approximately $636,000 for the six months ended March 31, 1994. The majority of this decrease is due to one time charges paid during the quarter ended December 31, 1992 related to the acquisition in November, 1992 of River's Bend on the James, a residential and mixed use development in southern Chesterfield County. With the exception of insurance (up only $7,000), all other categories of noninterest expense have decreased.

     On March 31, 1994, Pioneer Federal discovered that a commercial checking account customer may have engaged in check kiting (i.e, the depositing and drawing of checks between accounts at two or more banks, neither account of which has sufficient funds to pay the checks, in a manner that improperly relies upon the time that it takes a bank of deposit to collect from the paying bank) by depositing checks from another institution into its deposit account at Pioneer Federal and immediately writing checks on its Pioneer Federal account. Those deposited checks were subsequently dishonored when presented by Pioneer Federal for payment. Based upon Pioneer Financial's initial estimates, it did not appear that the check kiting activity would have any significant adverse impact to either Pioneer Financial or the Bank. As a result of its continued investigation, Pioneer Federal can no longer so conclude and has since determined that the kiting activity may give rise to a loss, the full amount of which is still not determinable but could be up to $1.9 million. The amount of any loss will be subject to, among other things, the extent of the recovery from the checking account customer and/or the financial institution which processed the checks, although it is unclear whether any action for either of such recovery will be successful. PFC has been advised by its accountants that no allowances for losses are required at this time. It is unclear what effect, if any a loss to PFC from the check-kiting activity may have on the Holding Company Merger and Bank merger with Signet.

     Securities.

     Securities as of March 31, 1994 were as follows (dollars in thousands):
                                              As of March 31, 1994

                                                      Gross
                                                    Unrealized     Estimated
                                     Amortized        Gains          Market
                                        Cost         (Losses)        Value

     Held to maturity
      Mortgage-backed securities         20,951          ( 984)        19,967
      United States Treasury             49,759         (2,486)        47,273
      Other securities                      485              -            485

        Total held to maturity           71,195         (3,470)        67,725

    Available for sale
      Mortgage-backed securities          1,059             38          1,097
      Corporate notes                     2,001             17          2,018
      United States Treasury             24,940         (1,334)        23,606
      Asset management fund              25,050           (175)        24,875
      Other securities                    5,704            650          6,354

        Total - available for sale       58,754           (804)        57,950

          Total securities              129,949         (4,274)       125,675

     Asset and Liability Management. Management of the Savings Bank strives to manage the maturity or repricing match between assets and liabilities. The degree to which Pioneer Federal is "mismatched" in its maturities is the primary measure of interest rate risk. In periods when long-term interest rates are higher than short-term interest rates, net interest income can be increased through the financing of long-term assets with short-term deposits and borrowings. Although such a strategy may increase profits in the short run, it increases the risk of exposure to rising interest rates and can result in funds costs rising faster than asset yields.

     The Savings Bank's efforts to match the repricing maturities of assets and liabilities are hampered by the lack of demand for mortgages or assets which would re-price often enough to offer protection against rate changes and certificates of deposit with lengthy maturities. The percentage of asset tests imposed by the Internal Revenue code and FIRREA require significant investments in residential loans, thus slowing the Savings Bank's effort to enlarge its portfolios of assets which re-price quickly and offer a reasonable return.

     The most common measure of interest rate risk is the gap ratio, i.e., the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within one year expressed as a percent of total assets. Typically the closer the gap ratio is to zero, the less sensitive is a company's earnings to moderate changes in interest rates. Pioneer Federal's one year cumulative gap ratio at March 31, 1994 was
- - -17.09%.

     The following table provides information as of March 31, 1994 on the maturity and repricing interval of the Savings Bank's assets and liabilities, based on their contractual term to maturity and the interest sensitivity gap of the Savings Bank's assets and liabilities.


                                                                       MATURITY/REPRICING INTERVAL

                                              Less Than   6 Months   1 to 3    3 to 5    5 to 10  Greater Than
                                               6 Months  to 1 Year    Years    Years      Years   10 Years   Total
                                                                     (Dollars in Millions)
Interest-Earning Assets
1 Mortgage Loans                                  71.0      11.1       23.1      11.3       6.0      70.7     193.2
 Mortgage-Backed Securities                         -         -        0.9         -      19.6       1.5      22.0
 Other Loans                                     12.8         -        1.1       1.5       0.9       3.1      19.4
 Investment Securities/FHLB Stock                16.3       4.1        6.9      80.4       0.5       5.9     114.1
 Federal Funds Sold                               1.2         -          -         -         -         -       1.2
 Other Earning Assets                            11.2         -          -         -         -         -      11.2
 Total Interest-Earning Assets                  112.5      15.2       32.0      93.2      27.0      81.2     361.1

Interest-Bearing Liabilities Deposits
 Deposits
  Demand Deposits                                 5.4       3.8        7.9       2.1       4.8         -      23.4 (1)
  Savings Accounts                                5.5       5.0       15.9      10.4      24.8         -      61.5 (1)
  Money Market Demand Accounts                   27.5      12.6        5.6       2.6       2.4         -      50.7 (1)
  Certificates of Deposit                        57.7      43.3       40.2      33.6         -         -     174.8
Notes Payable                                     9.3         -          -         -         -         -       9.3
FHLB Advances                                    20.0         -          -         -         -         -      20.0
Total Interest-Bearing Liabilities              124.7      64.7       69.6      48.7      32.0         -     339.7

Interest Sensitivity Gap                        (12.2)    (49.5)     (37.6)     44.5      (5.0)     81.2      21.4
Cumulative Gap                                  (12.2)    (61.7)     (99.3)    (54.8)    (59.8)     21.4
Ratio of Interest-Earning Assets to
 Interest-Bearing Liabilities                    0.90      0.23       0.46      1.91      0.84      0.00      1.06

Cumulative Ratio of Interest-Earning
 Assets to Interest-Bearing Liabilities          0.90      0.67       0.62      0.82      0.82      1.06

Cumulative GAP as a Percent of
 Total Earning Assets                           -3.38%   -17.09%    -27.50%   -15.18%   -16.56%     5.93%

(1) Repricing of these three types of deposits (demand, savings and money market demand) are based on repricing assumptions as of December 31, 1993 furnished by the FHLB of Atlanta through their interest rate risk service.

     Real Estate Investment. The Savings Bank's investment in real estate ventures increased slightly at March 31, 1994 to $14.8 million as compared to $14.3 million at September 30, 1993.

     Federal Home Loan Bank System. Pioneer Federal is a member of the FHLB System and, as a member, is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate outstanding balance of its loans secured by residential real property at the close of each year, or 5% of its outstanding advances from the FHLB of Atlanta. As a member of the FHLB System, Pioneer Federal is authorized to borrow funds from the FHLB of Atlanta to meet withdrawals of savings accounts, seasonal requirements, and to expand its loan portfolio. At March 31, 1994, Pioneer Federal owned $6,935,000 of stock and had advances from the FHLB of $20,000,000, which mature in August of 1994.



    Asset Classification. Pursuant to applicable regulations, the Savings Bank has adopted a policy concerning the classification of problem assets. Under the policy, problem loans and other assets are classified in three categories: (i) Substandard, (ii) Doubtful, and (iii) Loss.

     An asset is classified Substandard if it is determined to involve a distinct possibility that the Savings bank could sustain some loss if deficiencies associated with the loan are not corrected. An asset is classified as Doubtful if full collection is highly questionable or improbable. An asset is classified as Loss if it is considered uncollectible, even if a partial recovery could be expected in the future. All assets classified as loss are 100% reserved. The Savings Bank also evaluates assets deserving "special mention" which, while not necessarily exposing the Savings Bank to loss, do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset is classified pursuant to the Savings Bank's policies (or by regulatory examiners) general valuation allowances ("GVA's") are then established. (See Valuation Allowances).

     Total classified assets have decreased $4.3 million or 16.1% for the six month month period ended March 31, 1994, comprised of a $4.9 million decrease in substandard assets and a $668,000 increase in loss assets. The following table details information concerning the Savings Bank's classified assets at March 31, 1994, and the ratio of classified assets to total assets:

                                     Substandard     Doubtful        Loss         Total

                                                     (Dollars in Thousands)
    Commercial real estate                 8,700             -           721         9,421
    Mortgage loans                           356             -             -           356
    Construction Loans                         -             -             -             -
    Other loans                              244             -            40           284
    Real estate held for development       7,105             -         1,065         8,170
    Real estate owned                      3,881             -           222         4,103

    Total Classified Assets               20,286             -         2,048        22,334

    Ratio of Classified
      Assets to Total Assets                5.17%            -          0.52%         5.69%


     Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless collectability is assured in the near future. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Commercial, business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due, unless circumstances require alternate treatment ( a loan can be past due more than 90 days and still be accruing interest). Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.






     The following table sets forth information with respect to the Savings
Bank's non-performing loans at the dates indicated.

                               03/31/94   09/30/93   09/30/92   09/30/91
Loans accounted for on a
non-accrual basis:
  Real Estate:
   Residential                     202          91        376      1,893
   Commercial                        -           -        243      1,545
  Commercial Business                -         363        391      1,144
  Consumer                          20           -         17         21
  Total                            222         454      1,027      4,603

Accruing loans which are
contractually past due
90 days or more:
  Real Estate:
   Residential                     154         143       322        582
   Commercial                    6,753(1)    3,998         -          -
Commercial Business                250         238       849          -
  Consumer                           -           -         -          -
  Total                          7,157       4,379     1,171        582

Total of nonaccrual and
90 days past due loans           7,379(2)    4,833     2,198      5,185

Percentage of Total Loans         3.47%      2.30%     1.33%      2.92%

(1) Pioneer Federal is currently involved in negotiations with the borrower regarding the repayment of this loan secured by an office building that has since been demolished because of its proximity to a sinkhole that developed in February, 1994. Pioneer Federal intends to continue negotiations with the borrower, who purchased the office building from a then-existing customer of Pioneer, and does not expect that resolution of the loan will result in a significant loss to PFC.

(2)  Nonperforming loans which are classified assets as well are as follows:
     Special Mention          6,420
     Substandard                590
     Doubtful                     -
     Loss                       356
     Total                    7,366


     Valuation Allowances. It is the Savings Bank's policy to establish specific valuation allowances for loss against specific assets based on current appraisals, discounted cash flow analysis and other factors when possible losses are indicated on the loans or other assets. At March 31, 1994 allowances related to specific assets (loans and real estate) amounted to $2.2 million.


     In addition to specific valuation allowances, the Corporation also calculates general valuation allowances ("GVA's") using two methods. The first method applies certain percentages to classified asset balances which
have first been reduced for any specific valuation allowances.   GVA's of
this type totalled $2.5 million at March 31, 1994. In addition to this type of GVA, the Corporation also calculates GVA's on pass and unreviewed assets (all assets that are not classified), based on, among other factors, historical loss experience for each type of loan, trends in connection with portfolio amounts and composition, and current economic conditions relating to the collectability of loans in the portfolio. GVA's of this type totalled $1.4 million at March 31, 1994. Total valuation allowances, both specific and general, totalled $6.1 million at March 31, 1994.

     The following table sets forth the breakdown of the allowance for losses by category at the dates indicated.

                                                                  Analysis of Valuation Allowances

    Specific Valuation Allowances                            3/31/94    12/31/93     9/30/93     9/30/92

    Loans:
      Residential Mortgage                                        49          49          38         356
      Commercial Mortgage                                        721         521         653         739
      Construction                                                 -           -           -           -
      Commercial Business                                         31          23         100         146
      Consumer                                                    35          42          73         183

        Total Specific Valuation Allowance - Loans               836         635         864       1,424
          Percent of Total Loans                                 0.4%        0.3%        0.4%        0.8%

    Real Estate
      In-substance Foreclosure                                     -           -           -           -
      Real Estate Held for Development                         1,138         890         807         154
      Real Estate Owned                                          222         216         431         841

        Total Specific Valuation Allowance - Real Estate       1,360       1,106       1,238         995
          Percent of Total Real Estate                           7.3%        6.0%        6.8%        4.3%

    Total Specific Valuation Allowance                         2,196       1,741       2,102       2,419
    Percent of Total Loans/Real Estate                           1.0%        0.7%        0.9%        1.3%

    General Valuation Allowances

    Loans:
      Residential Mortgage                                       129         110         112         107
      Commercial Mortgage                                      1,997       2,001       2,012       2,614
      Construction                                               484         467         441         117
      Commercial Business                                        178         196         191          67
      Consumer                                                    18          22          22         115

        Total GVA - Loans                                      2,806       2,796       2,778       3,020
        Percent of Total Loans                                   1.3%        1.3%        1.3%        1.8%

    Real Estate:
      In-substance Foreclosures                                    -         365         364           -
      Real Estate Held for Development                           748         772         722           -
      Real Estate Owned                                          388          41         118           -

        Total GVA - Total Real Estate                          1,136       1,178       1,204           -
        Percent of Total Real Estate                             6.1%        6.4%        6.7%          -

        Total GVA's                                            3,942       3,974       3,982       3,020
        Percent of Total Loans/Real Estate and Other             1.7%        1.6%        1.7%        1.6%

    Total Valuation Allowances                                 6,138       5,715       6,084       5,439
    Percent of Total Loans/Real Estate and Other                 2.6%        2.3%        2.7%        2.9%


     Real Estate Owned. Real estate owned includes property acquired in settlement of loans and loans classified as insubstance foreclosure. Properties acquired in settlement of loans and loans classified as in-substance foreclosure are initially valued at the lower of cost or fair value based on available appraisals at foreclosure or in consideration of estimated sales price and costs of disposal as well as the estimated cost of holding and maintaining the property. Carrying values are periodically adjusted to the lower of the adjusted cost or net realizable value throughout the remaining holding period. Loans classified as insubstance foreclosures consist of loans accounted for as foreclosed property even though legal foreclosure has not occurred. Although the collateral underlying these loans has not been repossessed, the borrower has no equity in the collateral at its current estimated fair value, proceeds for repayment are expected to come only from the operation or sale of the collateral, and either the borrower has abandoned control of the project or it is doubtful the borrower will rebuild equity in the collateral or repay the loan by other means in the foreseeable future.

     During the year ended September 30, 1993, the Corporation determined that seven loans with outstanding balances of $3,767,331 had been insubstance foreclosed, and, although formal foreclosure proceedings had not been initiated, the investment in the loans had been reported in the same manner as collateral that has been formally repossessed, regardless of whether the related loan is formally restructured. Of the seven properties, six were sold during the quarter ended December 31, 1993. The remaining property, at a carrying value of $3.4 million was formally foreclosed upon during the quarter ended March 31, 1994. Subsequent to March 31, 1994, this property was sold at no additional loss to the Corporation. As of March 31, 1994 there were no loans classified as insubstance foreclosed.

     The following table sets forth the balances in repossessed property at March 31, 1994, and the allowance for loss by type of property.

                                                    Less:            Less:             Net
                                   Asset          Specific          General         Carrying
                                  Balances        Allowance                           Value

                                                    (Dollars in Thousands)
Real Estate Owned
  Single Family Residential              56                -                6               50
  Multi-Family Residential            3,627              125              350            3,152
  Construction                          116               30                8               78
  Commercial                            305               67               24              214

    Total Real Estate Owned           4,104              222              388            3,494


     Liquidity and Capital Resources. Under current regulations the Savings Bank is required to maintain liquid assets at 5% or more of its net withdrawable deposits plus short-term borrowings. With total liquidity of 24.6% at March 31, 1994, the Savings Bank more than met the 5% requirement. At December 31, 1993, the Savings Bank had outstanding loan commitments totalling $13.5 million.






     On August 9, 1989, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted into law to restructure the regulation of the thrift industry. The legislation affects the thrift industry in several ways, including more stringent capital requirements and new investment limitations and restrictions. On November 8, 1989, the OTS published a final rule implementing three new capital standards. The regulation requires institutions to have a minimum regulatory tangible capital of 1.5% of total assets, a minimum core capital ratio of 3.0%, and, as of December 31, 1992, a 8.0% risk-based capital ratio.

     The following table sets forth the capital position of the Savings Bank as calculated under FIRREA as of March 31, 1994, (in thousands):
                                                            Excess
                Actual    % of      Required  % of                 % of
                Amount    Assets*   Amount    Assets*   Amount    Assets(1)

Core             35,627    9.08%     11,686    3.00%    23,941     6.08%
Tangible         35,627    9.08%      5,843    1.50%    29,784     7.58%
Risk-weighted    38,822   17.09%     18,177    8.00%    20,645     9.09%

(1) Based upon adjusted total assets for the core and tangible capital requirements, and risk-weighted assets for the risk-based capital requirement.

     On September 3, 1992, the OTS issued a proposed rule which would set forth the methodology for calculating an interest rate component that would be incorporated in the OTS regulatory capital rule. This recent proposal replaces an earlier proposal by the OTS to calculate interest rate risk. Under the new proposal, only savings associations with "above normal" interest rate risk exposure (i.e., where an institution's market value portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) would be required to maintain additional capital. The additional capital that such an institution would be required to maintain would be equal to one half the difference between its measured interest rate risk and 2%, multiplied by the market value of its assets. That dollar amount of capital would be in addition to an institution's existing risk-based capital requirement. If adopted in final form, this proposal could increase the amount of regulatory capital required to be held by the Corporation.












PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings

                    The Corporation, the Savings Bank, and a subsidiary
               thereof are defendants in certain claims and legal actions arising in the ordinary course of business including legal proceedings wherein the Savings Bank enforces its security interest in mortgage loans. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Corporation.

     Item 2.   Changes in Securities

               Not Applicable.

     Item 3.   Defaults Upon Senior Securities

               Not Applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders

               Not Applicable.

     Item 5.   Other Information

               Not Applicable.

     Item 6.   Exhibits and Report on Form 8-K

               A.  No exhibits
               B. A current report on Form 8-K was filed on February 17, 1994 to report the execution by the Corporation of an agreement to be acquired by Signet Banking
Corporation.
                   No other reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   PIONEER FINANCIAL CORPORATION
                                            (Registrant)

Date   May 13, 1994            By:  /s/ G. R. Whittemore
                                   G. R. Whittemore
                                   President and Chief Executive Officer

Date   May 13, 1994            By:  /s/ H. Lee Rettig
                                   H. Lee Rettig
                                   Chief Accounting Officer