Form 10-Q/A
period 1994-03-31
PIONEER FINANCIAL CORP
filed 1994-06-03
CIK 826329

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C 20549



                                 FORM 10-Q/A

                              (AMENDMENT NO. 1)

     [ X ]AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994

                                     OR

               [   ] TRANSITION REPORT TO SECTION  13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                       Commission File Number 0-17103

                         Pioneer Financial Corporation
           (Exact name of registrant as specified in its charter)


          Virginia                                  54-1439439
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                    Number)


5601 Ironbridge Parkway, Chester, VA                  23831
(Address of principal executive office)              Zip Code


Registrant's telephone number, including area code:  (804) 748-9733

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

Results of Operations for the Three and Six Months Ended March 31, 1994

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

     Net Interest Income. Although net interest income decreased slightly ($130,000 or 4.1%) for the quarter ended March 31, 1994, net interest spread increased from 2.4% for the three months ended March 31, 1993 to just over 2.9% for the three months ended March 31, 1994. (See table below)

     Although decreases were experienced for the six months ended March 31, 1994 in both interest income and interest expense, net interest income increased by almost $570,000 or 9.9%. Net interest spread has increased from 2.0% for the six months ended March 31, 1993 to 3.0% for the current six month period, reflecting a more rapid decline in cost of liabilities than the decline in yield on assets.














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

Date   June 3, 1994            By:  \s\ G. R. Whittemore
                                   G. R. Whittemore
                                   President and Chief Executive Officer

Date   June 3, 1994            By:  \s\ H. Lee Rettig
                                   H. Lee Rettig
                                   Chief Accounting Officer