Form 10-Q
period 1993-12-31
PIONEER FINANCIAL CORP
filed 1994-07-08
CIK 826329

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

            [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF the SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1993

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

                                        Yes  X   No

As of December 31, 1993 and February 10, 1993 there were issued and outstanding 2,343,799 shares and 2,346,799 shares, respectively, of the common stock of Pioneer Financial Corporation.













               PIONEER FINANCIAL CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                       Page Number

PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Statements of Financial Condition,
               December 31, 1993 (unaudited) and
               September 30, 1993                            3

               Statements of Operations, Three Months
               Ended December 31, 1993 and
               1992 (unaudited)                              4

               Statement of Stockholders' Equity
               (unaudited), December 31, 1993                5

               Statements of Cash Flows, Three Months
               Ended December 31, 1993 and 1992 (unaudited)  6

               Notes to Consolidated Financial Statements    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    8

PART II.  OTHER INFORMATION                                 19

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3    Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     Item 5.   Other Materially Important Events

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES














    Consolidated Statement of Financial Condition
    Dollars in Thousands - Except Per Share Amounts


                                                                    (Unaudited)
    Assets                                                        Dec. 31, 1993        Sept. 30, 1993


      Cash                                                                 3,461               2,309
      Interest bearing deposits                                            8,480               22,640
      Federal funds sold                                                     765                  197
      Securities
        Held to maturity (estimated market value of $486                     486                  488
          and $488)
        Available for sale (cost of $131,225 and $135,294)               131,725              136,403
      Loans receivable, net                                              218,237              210,399
      Investment in Federal Home Loan Bank stock                           6,848                6,763
      Real estate, net:
        Acquired in settlement of loans                                      407                  506
        In-substance foreclosure                                           3,281                3,277
        Held for development or resale                                    14,826               14,319
      Properties and equipment, net                                        4,334                4,327
      Accrued interest receivable :
        Loans                                                              1,811                2,249
        Securities and other interest-earning assets                       1,248                  945
      Prepaid expenses and other assets                                    1,746                3,826

        Total Assets                                                     397,655              408,648


    Liabilities and Stockholders' Equity

    Liabilities:
      Deposits                                                           314,758              313,674
      Securities sold under agreements to repurchase
        and other borrowings                                               9,775               10,300
      Advances from Federal Home Loan Bank                                20,000               30,000
      Advance payments by borrowers for taxes and insurance                  746                1,013
      Other liabilities                                                    1,514                3,525

        Total Liabilities                                                346,793              358,512

    Stockholders' Equity:
      Common stock                                                         2,344                2,342
      Additional capital                                                   5,821                5,811
      Retained earnings                                                   42,387               41,423
      Net unrealized gain on marketable equity securities                    310                  560

        Total Stockholders' Equity                                        50,862               50,136

          Total Liabilities and Stockholders' Equity                     397,655              408,648

      Book value, per share                                                21.70                21.40



















    Consolidated Statements of Operations (Unaudited)
    Dollars in Thousands - Except Per Share Amounts
                                                                         Three Months Ended

                                                                     Dec. 31, 1993     Dec. 31, 1992


      Interest income
        Loans receivable
          Real estate loans                                               4,517             4,161
          Other loans                                                       381               395
        Securities
          Held to maturity                                                  102             1,261
          Available for sale                                              1,438             1,160
        Other interest-earning assets                                       347               849

          Total interest income                                           6,785             7,826
      Interest expense
        Deposits                                                          3,234             3,524
        Short term borrowings                                               267               817
        Long term borrowings                                                  -               901

          Total interest expense                                          3,501             5,242

      Net Interest Income                                                 3,284             2,584
      Provision for loan losses                                              22               135
      Net interest income after provision
        for loan losses                                                   3,262             2,449
      Noninterest income
        Gain (loss) from securities
          Held to maturity                                                    -               176
          Available for sale                                                 81               (18)
          Trading                                                             6               (45)
        Gain on sale of loans                                               214               233
        Loan servicing fees                                                 280               383
        Income (loss) from real estate operations                          (231)              110
        Deposit servicing fees                                              119               110
        Other                                                                31                55

          Total noninterest income                                          500             1,004

      Noninterest expense
        Compensation and employee benefits                                1,141             1,139
        Occupancy                                                           464               533
        Advertising                                                         132               144
        Data processing services                                             27                36
        Insurance                                                           258               261
        Other                                                               308               688

          Total noninterest expense                                       2,330             2,801

      Income before income taxes                                          1,432               652
      Income taxes                                                          350               173

      Net income                                                          1,082               479

      Earnings per common share - assuming no dilution:                    0.44              0.19

      Dividends paid per common share                                      0.05                 -

      Average shares outstanding - assuming no dilution               2,438,954         2,457,768










    Consolidated Statement Of Stockholders' Equity (Unaudited)
    (Dollars in Thousands)
    As of December 31, 1993                                                   Net Unrealized
                                                                              Gain (Loss) on
                                                                                Securities       Total
                                       Common      Additional     Retained    Available for   Stockholders
                                       Stock        Capital       Earnings         Sale          Equity

    Balance at
    September 30, 1993                    2,342         5,811        41,422             560       50,135

    Net income for the three
      months ended December 31, 1993          -             -         1,082               -         1,082

    Cash Dividends -
    Common Stock,
      $0.10 per share                         -             -          (117)              -          (117)

    Stock options exercised                   2            10             -               -            12

    Net unrealized gain
      (loss) on securities
      available for sale                      -             -             -            (250)         (250)

    Balance at December 31, 1993          2,344         5,821        42,387             310        50,862














































            Consolidated Statements of Cash Flow
            (Dollars in Thousands)                                        Three Months Ended       Three Months Ended
                                                                            December 31,             December 31,
                                                                                1993                     1992


          Operating Activities
            Net income                                                               1,082                      479
            Adjustments
              Purchase of trading account securities                                     -                        -
              Proceeds from sale of trading account securities                           6                      (45)
              Provision for losses                                                      23                      212
              Gain on sale of assets                                                  (293)                    (348)
              Amortization and depreciation                                            127                      167
              (Increase) decrease in accrued interest receivable                      (245)                    (857)
              Other                                                                   (231)                     600

                   Net Cash Provided (Absorbed) By Operating Activities                469                      208

            Investing Activities
            Purchase of securities
              Investment                                                                 -                 (121,183)
              Held for sale                                                       (120,619)                    (161)
            Proceeds from sale of securities
              Investment                                                                 -                      176
              Held for sale                                                        121,966                    2,991
            Proceeds from principal payments and maturities of securities
              Investment                                                                 1                    1,733
              Held for sale                                                          3,276                   16,351
            Proceeds from sale of loans                                             12,289                   14,071
            Loan originations and principal payments on loans                      (19,461)                 (29,617)
            Proceeds from sale of real estate                                          512                      182
            Proceeds from sale (purchase) of Federal Home Loan Bank stock              (85)                     (96)
            Other                                                                     (974)                    (854)

                   Net Cash Provided (Absorbed) By Investing Activities             (3,095)                (116,407)

            Financing Activities
              Net increase in deposits                                               1,083                    5,702
              Repurchase of common and preferred stock                                   -                        -
              Cash dividends paid on common stock                                     (117)                    (246)
              Repayments of Federal Home Loan Bank advances                        (10,000)                       -
              Proceeds from securities sold under agreements
                to repurchase and from other borrowings                             70,544                        -
              Payments on securities sold under agreements to
                repurchase and other borrowings                                    (71,069)                       -
              Decrease in escrow deposits                                             (267)                    (390)
              Other                                                                     12

                   Net Cash Absorbed By Financing Activities                        (9,814)                   5,066

            Increase in Cash and Cash Equivalents                                  (12,440)                (111,133)

            Cash and Cash Equivalents - beginning of year                           25,146                  122,776

            Cash and Cash Equivalents - end of year                                 12,706                   11,643















PART I. FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements.

     The condensed consolidated financial statements included herein have been prepared by Pioneer Financial Corporation (the "Corporation" or "Pioneer Financial"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pioneer Financial is the Holding company of Pioneer Federal Savings Bank (the "Bank" or "Pioneer Federal"), and Pioneer Properties Inc. (an inactive real estate brokerage company). The majority of the earnings and performance figures herein reflect the results of Pioneer Federal. Pioneer Federal is a federally chartered savings bank with executive and administrative offices in Chester, Virginia, which conducts business through a total of 11 full service retail banking offices located in central Virginia in the cities of Richmond, Colonial Heights, Petersburg and Hopewell, Virginia; the counties of Chesterfield and Henrico; and the town of Chase City, Virginia. The Savings Bank, through a wholly owned subsidiary also has a separate mortgage loan production office in Henrico county.

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

PIONEER FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pioneer Financial Corp., all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended December 31, 1993 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1993.





Note B--Per Share Data

     Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. For the quarter ended December 31, 1993, the weighted average number of shares of common stock was adjusted for the effects of existing stock options, which are considered common stock equivalents. The calculation of earnings per share for the quarter ended December 31, 1992 did not include the existing stock options as their dilutive effect was less than three percent. The weighted average number of shares of common stock outstanding were 2,438,954 and 2,457,768 for the quarters ended December 31, 1993 and 1992, respectivly.

Note C--Transfers from loans to real estate acquired through foreclosure amounted to approximately $0 and $61,000 for the three months ended December 31, 1993 and 1992 respectively. Real estate in-substance foreclosed transferred to real estate acquired through foreclosure amounted to approximately $89,000 and $6,385,000 for the three months ended December 31, 1993 and 1992, respectively.

Note D--Cash and Equivalents

     For the purpose of reporting cash flows, the Corporation considers all highly liquid debt instruments, such as federal funds and overnight deposits, to be cash equivalents.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the company's Annual Report to Stockholders, which focuses upon relevant matters occurring during the year commencing October 1, 1992 and ending September 30, 1993. Accordingly, the ensuing discussion focuses upon material matters at and for the three months ended December 31, 1993.


General.

     Pioneer Financial was incorporated in Virginia in November 1987 and became the sole shareholder of Pioneer Federal Savings Bank ("Pioneer Federal"). Presently, the primary business of Pioneer Financial is the business of Pioneer Federal. Pioneer Financial also owns Pioneer Properties Inc. (an inactive real estate brokerage company). At December 31, 1993, the Corporation had assets of $397.7 million, total deposits of $314.8 million and stockholders' equity of $50.9 million.

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






Changes in Financial Condition

     Although total assets have decreased over $10.0 million for the three month period ended December 31, 1993, there have been no significant increases or decrease in any one category. Cash and cash equivalents (down $12.4 million for the quarter) combined with proceeds from the sale of and principal repayments on securities were used to fund new loans (net increase of $7.8 million) and to repay $10.0 million of Federal Home Loan Bank ("FHLB") advances.

     Stockholders' Equity increased ($726,000 or 1.5%) as net income for the three month period of $1,082,000 was only slightly offset by a regular quarterly $0.05 per share common stock dividend totalling $117,000, which was paid in December, 1993 as well as an adjustment for the net unrealized gain
(loss) on securities available for sale.

Results of Operation

     The Association's results of operations are dependent to a large extent on its net interest income, which is the difference between the interest and dividend income it receives on its interest-earning assets (principally loans and securities) and the interest expense, or cost of funds, of its interest-bearing liabilities (principally deposits and, to a lesser extent, FHLB advances and other borrowings). Banking fees, service charges, and other income; gains or losses on the sale of loans and other assets, and the level of general and operating expenses (non-interest expense) also have significant effects on the Association's results of operations.

Three Months Ended December 31, 1993 Compared to December 31, 1992

     Interest Income. Interest income on all interest earning assets for the three months ended December 31, 1993 was $6.8 million, a decrease of approximately $1.0 million or 13.3% over the same period in 1992. Although there was a 53 basis point increase in the average yield on interest earning assets, a 15.7% decrease in the average outstanding balance of these assets resulted in the decrease in total interest income. For the three months ended December 31, 1993 the average balance of all interest earning assets was $380.7 millon yielding 7.1%, compared to $451.5 million yielding 6.5% in the previous year.

     For the three month period ended December 31, 1993 interest income on loans increased by approximately $342,000 or 7.5% for the current year. While average loans outstanding increased 14.2% for the three month period, the average yield on these loans decreased only 2.5%. For the same two periods, interest on securities decreased $880,000, the direct result of a 30.0% decrease in the average outstanding balance as well as a 5.7% decrease in average yield. Interest income on other interest earning assets (FHLB stock, federal funds sold, and cash) decreased approximately $502,000 or 59.1% due mainly to a 49.8% decrease in the average outstanding balance of these assets.

     Interest Expense. Interest expense for the three months ended December 31, 1993 decreased approximately $1.7 million or 33.2% over the similar period in 1992. A 9.8% decrease in average cost of deposits, partially offset by a $4.7 million increase in average outstanding balance resulted in total interest expense on deposits decreasing by approximately $290,000 or 8.2%. For the three months ended December 31, 1993, deposits averaged $314.7 million at an average cost of 4.1%, compared to an average balance of $309.9 million and an average cost of 4.5% for the comparable period in 1992. Total interest on borrowings decreased by over $1.5 million or 84.5%, the direct result of prepaying $45.5 million of FHLB in June, 1993 at an after tax penalty of $2.2 million as well as repaying, upon maturity, $47.5 million in additional debt with the FHLB. With the exception of $10.0 million of this debt paid in October, 1993, all of this debt was repaid during the year ended September 30, 1993.

     Net Interest Margin. Although decreases were experienced for the quarter ended December 31, 1993 in both interest income and interest expense, net interest margin increased by almost $700,000 or 27.1%. Net interest spread has increased from 1.6% for the quarter ended December 31, 1992 to 3.1% for the quarter ended December 31, 1993.

       The following table sets forth information concerning the yields earned on interest earning assets, the rates paid on interest bearing liabilities and the resultant net interest rate spread for the three month period ended December 31, 1993 and 1992. The yields earned and rates paid are based on average balances.

                                                        Three Months Ended
                                                            December 31
                                                          1993       1992
            Interest-earning assets:
              Real estate loans                           8.84%      9.03%
              Other loans                                 8.98%      9.76%
              Mortgage-backed securities                  6.21%      7.72%
              Securities held to maturity                    -       7.57%
              Securities available for sale               4.77%      4.33%
              Other investments                           3.35%      3.33%

                Total interest-earning assets             7.06%      6.53%

            Interest-bearing liabilities
              Deposits                                    4.09%      4.54%
              Borrowings                                  2.71%      6.05%

                Total interest-bearing liabilities        3.97%      4.94%

            Net interest rate spread                      3.08%      1.59%



Provision for Possible Loan Losses and Other Asset Valuation Allowances.
Due to an overall improvement in the status of the Savings Bank's classified assets, additional provisions for possible loan losses were minimal ($23,000) for the three months ended December 31, 1993 as compared to $135,000 for the same period last year. Through the Corporation's Asset Classification Policy, management will continue to monitor the loan portfolio as well as other assets on a monthly basis and evaluate the adequacy of total valuation allowances. (See Provision for Possible Loan Losses).

     Other Income. Other income was $500,000 for the three months ended December 31, 1993, a decrease of approximately $503,000 from the three months ended December 31, 1992. The majority of this decrease is related to expenses incurred in the day to day operations of Real Estate Held, both for development and acquired in settlement of loans (income (loss) from real estate operations has decreased over $341,000 for the three month period). Other decreases included loan servicing fees (down $102,000 for the three month period), the result of the payoffs of loans serviced for others.
     Other Expenses. Other expenses decreased approximately $471,000 for the three months ended December 31, 1993. The majority of this decrease is due to one time charges paid during the quarter ended December 31, 1992 related to the acquisition in November, 1992 of River's Bend on the James, a residential and mixed use development in southern Chesterfield County. With the exception of compensation and employee benefits which increased only slightly, all other categories of noninterest expense have decreased.


     Net Income. The Corporation recorded net income of $1,082,000 or $0.44 per share, which compares to a net income for the same period a year earlier of $479,000 or $.19 per share. As previously discussed, this increase was the result of an increase in net interest margin and a significant decrease in operating expenses, which was only slightly offset by a decrease in other non-interest income items.

     Securities.

     Securities as of December 31, 1993 were as follows (dollars in thousands):
                                                    Unrealized     Estimated
                                     Amortized        Gains          Market
                                        Cost         (Losses)        Value

    Held to maturity
     Other securities                       486              -            486

        Total Investments                   486              -            486

    Available for sale
      Mortgage-backed securities         22,946            (59)        22,887
      Corporate notes                     2,001             17          2,018
      United States Treasury             74,862         (1,088)        73,774
      Asset management fund              25,050            (75)        24,975
      Other securities                    6,366          1,705          8,071

        Total - Held for sale           131,225            500        131,725

                                        131,711            500        132,211





















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

     The most common measure of interest rate risk is the gap ratio, i.e., the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within one year expressed as a percent of total assets. Typically the closer the gap ratio is to zero, the less sensitive is a company's earnings to moderate changes in interest rates. Pioneer Federal's one year cumulative gap ratio at December 31, 1993 was
- - -12.31%.


































     The following table provides information as of December 31, 1993, on the maturity and repricing interval of the Savings Bank's assets and liabilities, based on their contractual term to maturity and the interest sensitivity gap of the Savings Bank's assets and liabilities.



                                                                       MATURITY/REPRICING INTERVAL

                                              Less Than 6 Months    1 to 3    3 to 5    5 to 10  Greater Than
                                               6 Months  to 1 Year    Years    Years      Years   10 Years   Total
                                                                     (Dollars in Millions)
Interest-Earning Assets
 Mortgage Loans                                  74.3      28.2       18.2      16.0       5.7      53.6     196.0
 Mortgage-Backed Securities                         -         -        1.3         -      19.7       2.0      23.0
 Other Loans                                     12.8       0.9        1.9       1.9       0.7       4.0      22.2
 Investment Securities/FHLB Stock                20.7       5.4        6.8      78.9       0.5       3.7     116.0
 Federal Funds Sold                               0.8         -          -         -         -         -       0.8
 Other Earning Assets                             8.5         -          -         -         -         -       8.5
 Total Interest-Earning Assets                  117.1      34.5       28.2      96.8      26.6      63.3     366.5

Interest-Bearing Liabilities Deposits
 Deposits
  Demand Deposits                                 5.2       4.1        8.5       2.3       3.0       2.0      25.1 (1)
  Savings Accounts                                5.3       4.9       15.7      10.1      14.6       9.7      60.3 (1)
  Money Market Demand Accounts                   27.8      12.7        5.6       2.6       1.5       1.0      51.2 (1)
  Certificates of Deposit                        61.0      45.9       40.2      31.0         -         -     178.1
Notes Payable                                     9.8         -          -         -         -         -       9.8
FHLB Advances                                       -      20.0          -         -         -         -      20.0
Total Interest-Bearing Liabilities              109.1      87.6       70.0      46.0      19.1      12.7     344.5

Interest Sensitivity Gap                          8.0     (53.1)     (41.8)     50.8       7.5      50.6      22.0
Cumulative Gap                                    8.0     (45.1)     (86.9)    (36.1)    (28.6)     22.0
Ratio of Interest-Earning Assets to
 Interest-Bearing Liabilities                    1.07      0.39       0.40      2.10      1.39      4.98      1.06

Cumulative Ratio of Interest-Earning
 Assets to Interest-Bearing Liabilities          1.07      0.77       0.67      0.88      0.91      1.06

Cumulative GAP as a Percent of
 Total Earning Assets                            2.18%   -12.31%    -23.71%    -9.85%    7.80%      6.00%

(1) Repricing of these three types of deposits (demand, savings and money market demand) are based on repricing assumptions as of September 30, 1993 furnished by the FHLB of Atlanta thru their interest rate risk service.

     Real Estate Investment. The Savings Bank's investment in real estate ventures increased slightly at December 31, 1993 to $14.8 million as compared to $14.3 million at September 30, 1993.

     Federal Home Loan Bank System. Pioneer Federal is a member of the FHLB System and, as a member, is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate outstanding balance of its loans secured by residential real property at the close of each year, or 5% of its outstanding advances from the FHLB of Atlanta. As a member of the FHLB System, Pioneer Federal is authorized to borrow funds from the FHLB of Atlanta to meet withdrawals of savings accounts, seasonal requirements, and to expand its loan portfolio. At December 31, 1993, Pioneer Federal owned $6,848,200 of stock and had advances from the FHLB of $20,000,000, which mature in August of 1994.




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

     Total classified assets have decreased $4.4 million or 16.5% for the three month period ended December 31 1993, comprised of a $4.7 million decrease in substandard assets and a $291,000 increase in loss assets. The following table details information concerning the Savings Bank's classified assets at December 31, 1993, and the ratio of classified assets to total assets:

                                     Substandard     Doubtful        Loss         Total

                                                     (Dollars in Thousands)
    Commercial real estate                 8,700             -             -         8,700
    Mortgage loans                           255                         520           775
    Construction Loans                         -             -             -             -
    Other loans                              265             -            45           310
    Real estate held for development       4,051             -           216         4,267
    Real estate owned                      7,281             -           890         8,171

    Total Classified Assets               20,552             -         1,671        22,223


    Ratio of Classified
      Assets to Total Assets                5.17%            -          0.42%         5.59%


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





     The following table sets forth information with respect to the Savings
Bank's non-performing loans at the dates indicated.
                               12/31/93   09/30/93   09/30/92   09/30/91
Loans accounted for on a
non-accrual basis:
  Real Estate:
   Residential                      94          91        376      1,893
   Commercial                        -           -        243      1,545
  Commercial Business                -         363        391      1,144
  Consumer                          34           -         17         21
  Total                            128         454      1,027      4,603

Accruing loans which are
contractually past due
90 days or more:
  Real Estate:
   Residential                     161         143        322        582
   Commercial                    6,761       3,998          -          -
  Commercial Business              237         238        849          -
  Consumer                           -           -          -          -
  Total                          7,159       4,379      1,171        582

Total of nonaccrual and
90 days past due loans           7,287(1)    4,833      2,198      5,185

Percentage of Total Loans         3.34%      2.30%      1.33%      2.92%

(1)  Nonperforming loans which are classified assets as well are as follows:
     Special Mention          6,761
     Substandard                490
     Doubtful                     -
     Loss                        36
     Total                    7,287


     Valuation Allowances. It is the Savings Bank's policy to establish specific valuation allowances for loss against specific assets based on current appraisals, discounted cash flow analysis and other factors when possible losses are indicated on the loans or other assets. At December 31, 1993 allowances related to specific assets (loans and real estate) amounted to $1.7 million.

     In addition to specific valuation allowances, the Corporation also calculates general valuation allowances ("GVA's") using two methods. The first method applies certain percentages to classified asset balances which
have first been reduced for any specific valuation allowances.   GVA's of
this type totalled $2.6 million at December 31, 1993. In addition to this type of GVA, the Corporation also calculates GVA's on pass and unreviewed assets (all assets that are not classified), based on, among other factors, historical loss experience for each type of loan, trends in connection with portfolio amounts and composition, and current economic conditions relating to the collectibility of loans in the portfolio. GVA's of this type totalled $1.4 million at December 31, 1993. Total valuation allowances, both specific and general, totalled $5.7 million at December 31, 1993.

     The following table sets forth the breakdown of the allowance for losses by category at the dates indicated.

                                                           Analysis of Valuation Allowances

    Specific Valuation Allowances                           12/31/93     9/30/93     9/30/92

    Loans:
      Residential Mortgage                                        49          38         356
      Commercial Mortgage                                        521         653         739
      Construction                                                 -           -           -
      Commercial Business                                         23         100         146
      Consumer                                                    42          73         183

        Total Specific Valuation Allowance - Loans               635         864       1,424
          Percent of Total Loans                                 0.3%        0.4%        0.8%

    Real Estate
      In-substance Foreclosure                                     -           -           0
      Real Estate Held for Development                           890         807         154
      Real Estate Owned                                          216         431         841

        Total Specific Valuation Allowance - Real Estate       1,106       1,238         995
          Percent of Total Real Estate                           6.0%        6.8%        4.3%

    Total Specific Valuation Allowance                         1,741       2,102       2,419
    Percent of Total Loans/Real Estate                           0.7%        0.9%        1.3%

    General Valuation Allowances

    Loans:
      Residential Mortgage                                       110         112         107
      Commercial Mortgage                                      2,001       2,012       2,614
      Construction                                               467         441         117
      Commercial Business                                        196         191          67
      Consumer                                                    22          22         115

        Total GVA - Loans                                      2,796       2,778       3,020
        Percent of Total Loans                                   1.3%        1.3%        1.8%

    Real Estate:
      In-substance Foreclosures                                  365         364           0
      Real Estate Held for Development                           772         722           0
      Real Estate Owned                                           41         118           0

        Total GVA - Total Real Estate                          1,178       1,204           0
        Percent of Total Real Estate                             6.4%        6.7%        0.0%

        Total GVA's                                            3,974       3,982       3,020
        Percent of Total Loans/Real Estate and Other             1.6%        1.7%        1.6%

    Total Valuation Allowances                                 5,715       6,084       5,439
    Percent of Total Loans/Real Estate and Other                 2.3%        2.7%        2.9%


     Real Estate Owned. Real estate owned includes property acquired in settlement of loans and loans classified as insubstance foreclosure. Properties acquired in settlement of loans and loans classified as in-substance foreclosure are initially valued at the lower of cost or fair value based on available appraisals at foreclosure or in consideration of estimated sales price and costs of disposal as well as the estimated cost of holding and maintaining the property. Carrying values are periodically adjusted to the lower of the adjusted cost or net realizable value throughout the remaining holding period. Loans classified as in-substance foreclosures consist of loans accounted for as foreclosed property even though legal foreclosure has not occurred. Although the collateral underlying these loans has not been repossessed, the borrower has no equity in the collateral at its current estimated fair value, proceeds for repayment are expected to come only from the operation or sale of the collateral, and either the borrower has abandoned control of the project or it is doubtful the borrower will rebuild equity in the collateral or repay the loan by other means in the foreseeable future.

     During the year ended September 30, 1993, the Corporation determined that seven loans with outstanding balances of $3,767,331 had been insubstance foreclosed, and, although formal foreclosure proceedings had not been initiated, the investment in the loans had been reported in the same manner as collateral that has been formally repossessed, regardless of whether the related loan is formally restructured. Of the seven properties, six were sold during the quarter ended December 31, 1993. The remaining property, at a carrying value of $3.4 million was formally foreclosed upon subsequent to December 31, 1993.

     The following table sets forth the balances in repossessed property
(held for sale and in-substance foreclosed) at December 31, 1993, and the allowance for loss by type of property.

                                                    Less:            Less:             Net
                                   Asset          Specific          General         Carrying
                                  Balances        Allowance        Allowance          Value

                                                    (Dollars in Thousands)
Real Estate Owned
  Single Family Residential             112                5               11               96
  Multi-Family Residential            3,627              109              352            3,166
  Construction                          116               22                0               94
  Commercial                            412               80               42              290

    Total Real Estate Owned           4,267              216              405            3,646


     Liquidity and Capital Resources. Under current regulations the Savings Bank is required to maintain liquid assets at 5% or more of its net withdrawable deposits plus short-term borrowings. With total liquidity of 24.4% at December 31, 1993, the Savings Bank more than met the 5% requirement. At December 31, 1993, the Savings Bank had outstanding loan commitments totalling $7.7 million.

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










     The following table sets forth the capital position of the Savings Bank as calculated under FIRREA as of December 31, 1993, (in thousands):
                                                             Excess
                Actual    % of      Required  % of                 % of
                Amount    Assets*   Amount    Assets*   Amount    Assets*
Core             35,351    8.89%     11,781    3.00%    23,570     5.89%
Tangible         35,351    8.89%      5,890    1.50%    29,461     7.39%
Risk-weighted    38,552   16.47%     18,725    8.00%    19,827     8.47%

* Based upon adjusted total assets for the core and tangible capital requirements, and risk-weighted assets for the risk-based capital requirement.

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






















PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings

                    The Corporation is a defendent in certain claims and
               legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Corporation. From time to time, the Savings Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by its loan department.

     Item 2.   Changes in Securities

               Not Applicable.

     Item 3.   Defaults Upon Senior Securities

               Not Applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders

               Not Applicable.

     Item 5.   Other Information

               Not Applicable.

     Item 6.   Exhibits and Report on Form 8-K

               Not Applicable.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PIONEER FINANCIAL CORPORATION
                                            (Registrant)

Date   February 14, 1994                           By:   \s\ G. R. Whittemore
                                   G. R. Whittemore
                                   President and Chief Executive Officer


Date   February 14, 1994           By:   \s\ H. Lee Rettig
                                   H. Lee Rettig
                                   Chief Accounting Officer