Form 10-Q
period 1994-06-30
PIONEER FINANCIAL CORP
filed 1994-08-17
CIK 826329

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549



                                  FORM 10-Q

            [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF the SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1994

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

                                        Yes  X   No

As of August 8, 1994 there were issued and outstanding 2,352,857 shares of the common stock of Pioneer Financial Corporation.

               PIONEER FINANCIAL CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                       Page Number

PART I. FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Statements of Financial Condition,
               June 30, 1994 (unaudited) and
               September 30, 1993                            3

               Statements of Operations, Three Months
               and Nine Months Ended June 30, 1994 and
               1993 (unaudited)                              4

               Statement of Stockholders' Equity
               (unaudited), June 30, 1994                    5

               Statements of Cash Flows, Nine Months
               Ended June 30, 1994 and 1993 (unaudited)      6

               Notes to Consolidated Financial Statements    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    8

PART II.  OTHER INFORMATION                                 20

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3    Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     Item 5.   Other Materially Important Events

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES














                  Consolidated Statements of Financial Condition
                   Dollars in Thousands - Except Per Share Amounts


                                                                                    (Unaudited)
                  Assets                                                          June 30, 1994        Sept. 30, 1993
                    Cash                                                                   1,676                2,309
                    Interest bearing deposits                                              9,778               22,640
                    Federal funds sold                                                     1,003                  197
                    Securities
                      Held to maturity (estimated market value of $65,278                 70,275                  488
                        and $488)
                      Available for sale (cost of $58,372 and $135,294)                   56,457              136,403
                    Loans receivable, net                                                204,458              210,399
                    Investment in Federal Home Loan Bank stock                             6,935                6,763
                    Real estate, net:
                      Acquired in settlement of loans                                        409                  506
                      In-substance foreclosure                                                 -                3,277
                      Held for development or resale                                      15,221               14,319
                    Properties and equipment, net                                          4,137                4,327
                    Accrued interest receivable :
                      Loans                                                                1,774                2,249
                      Securities and other interest-earning assets                         1,232                  945
                    Prepaid expenses and other assets                                      3,379                3,826

                      Total Assets                                                       376,734              408,648



                  Liabilities and Stockholders' Equity

                  Liabilities:
                    Deposits                                                             297,005              313,674
                    Securities sold under agreements to repurchase
                      and other borrowings                                                 6,562               10,300
                    Advances from Federal Home Loan Bank                                  20,000               30,000
                    Advance payments by borrowers for taxes and insurance                    931                1,013
                    Other liabilities                                                      1,312                3,525

                      Total Liabilities                                                  325,810              358,512

                  Stockholders' Equity:
                    Common stock                                                           2,351                2,342
                    Additional capital                                                     5,873                5,811
                    Retained earnings                                                     43,891               41,423
                    Net unrealized gain (loss) on securities available for sale           (1,191)                 560

                      Total Stockholders' Equity                                          50,924               50,136

                        Total Liabilities and Stockholders' Equity                       376,734              408,648

                    Book value, per share                                                  21.66                21.40

    Consolidated Statements of Operations (Unaudited)
    Dollars in Thousands - Except Per Share Amounts
                                                            Three Months Ended                  Nine Months Ended
                                                        June 30, 1994    June 30, 1993    June 30, 1994    June 30, 1993
        Interest income
        Loans receivable

        Real estate loans                                    4,189            4,687           12,920           13,392
          Other loans                                          402              386            1,213            1,033
        Securities
          Held to maturity                                   1,016              846            2,196            4,358
          Available for sale                                   666            2,141            2,660            4,394
          Trading                                                -                8                3               10
        Other interest-earning assets                          132              158              582            1,155

          Total interest income                              6,405            8,226           19,574           24,342
      Interest expense
        Deposits                                             3,032            3,340            9,369           10,251
        Short term borrowings                                  231              813              756            2,495
        Long term borrowings                                     -              316                -            2,101

          Total interest expense                             3,263            4,469           10,125           14,847

      Net Interest Income                                    3,142            3,757            9,449            9,495
      Provision for loan losses                                (50)             156               56              356
      Net interest income after provision
        for loan losses                                      3,192            3,601            9,393            9,139
      Noninterest income
        Gain (loss) from securities
          Held to maturity                                       -                -               18              176
          Available for sale                                     -              698              242            1,750
          Trading                                                -              (70)              67              (73)
        Gain on sale of loans                                   72              268              450              600
        Loan servicing fees                                    314              152              868              747
        Income (loss) from real estate operations               63             (351)            (413)          (1,451)
        Deposit servicing fees                                 109              111              356              343
        Other                                                   12              361               56              466

          Total noninterest income                             570            1,169            1,644            2,558


      Noninterest expense
        Compensation and employee benefits                   1,088            1,136            3,336            3,432
        Occupancy                                              448              524            1,367            1,588
        Advertising                                             30               81              221              354
        Data processing services                                25               38               82              116
        Insurance                                              268              246              785              756
        Other                                                  957              352            1,680            1,422

          Total noninterest expense                          2,816            2,377            7,471            7,668

      Income before income taxes                               946            2,393            3,566            4,029
      Income taxes                                              28              755              746            1,157

      Net income before extraordinary items                    918            1,638            2,820            2,872
        Extraordinary items:
          Penalty from early extinguishment of
          Federal Home Loan Bank advances
          (net of tax benefit of $1,358)                         -            2,216                -            2,216

      NET INCOME                                               918            (578)            2,820              656

    Earnings per common share
      Income before extraordinary item                        0.38             0.68             1.15             1.18
      Extraordinary item                                         -            (0.92)               -            (0.92)

      Earnings per common share                               0.38            (0.24)            1.15             0.26

      Dividends paid per common share                         0.05                 -            0.15             0.10

      Average shares outstanding                         2,463,371        2,408,828        2,452,359        2,440,502

                   Consolidated Statement Of Stockholders' Equity (Unaudited)
                    (Dollars in Thousands)
                   As of June 30, 1994                                                       Net Unrealized
                                                                                             Gain (Loss) on
                                                                                               Securities       Total
                                                      Common      Additional     Retained    Available for   Stockholders'
                                                      Stock        Capital       Earnings         Sale          Equity
                   Balance at
                   September 30, 1993                    2,342         5,811        41,423             560        50,136

                   Net income for the nine
                     months ended June 30, 1994              -             -         2,820               -         2,820

                   Cash Dividends -
                   Common Stock,
                     $0.15 per share                         -             -          (352)              -          (352)

                   Stock options exercised                   9            62             -               -            71

                   Net unrealized gain
                     (loss) on securities
                     available for sale                      -             -             -          (1,751)       (1,751)

                   Balance at June 30, 1994              2,351         5,873        43,891         ( 1,191)       50,924

    Consolidated Statements of Cash Flow
    (Dollars in Thousands)                                        Nine Months Ended        Nine Months Ended
                                                                      June 30,                 June 30,
                                                                        1994                     1993

    Operating Activities
    Net income (loss)                                                        2,820                      656
    Adjustments
      Purchase of trading account securities                               (14,751)                (110,876)
      Proceeds from sale of trading account securities                      14,818                  110,873
      Provision for losses                                                     334                    1,551
      Gain on sale of assets                                                  (759)                  (1,842)
      Amortization and depreciation                                            343                      514
      (Increase) decrease in accrued interest receivable                      (188)                    (882)
      Other                                                                 (1,423)                  (1,709)

           Net Cash Provided (Absorbed) By Operating Activities              1,194                   (1,715)

    Investing Activities
    Purchase of securities
      Investment                                                                 -                 (121,183)
      Held for sale                                                       (120,619)                (111,910)
    Proceeds from sale of securities
      Investment                                                               483                      176
      Held for sale                                                        122,565                  159,047
    Proceeds from principal payments and maturities of securities
      Investment                                                               740                    5,405
      Held for sale                                                          4,673                   32,333
    Proceeds from sale of loans                                             27,949                   34,503
    Loan originations and principal payments on loans                      (21,312)                 (64,870)
    Proceeds from sale of real estate                                        5,020                    5,421
    Proceeds from sale (purchase) of Federal Home Loan Bank stock             (172)                    (283)
    Other                                                                   (2,439)                  (1,606)

           Net Cash Provided (Absorbed) By Investing Activities             16,888                  (62,967)

    Financing Activities
      Net increase (decrease) in deposits                                  (16,669)                  13,142
      Repurchase of common and preferred stock                                   -                   (1,039)
      Cash dividends paid on common stock                                     (352)                    (246)
      Repayments of Federal Home Loan Bank advances                        (10,000)                 (63,000)
      Proceeds from securities sold under agreements
        to repurchase and from other borrowings                            155,547                  176,620
      Payments on securities sold under agreements to
        repurchase and other borrowings                                   (159,285)                (165,858)
      Decrease in escrow deposits                                              (82)                    (319)
      Other                                                                     70                        -

           Net Cash Absorbed By Financing Activities                       (30,771)                 (40,700)

    Increase in Cash and Cash Equivalents                                  (12,689)                (105,382)

    Cash and Cash Equivalents - beginning of year                           25,146                  122,776

    Cash and Cash Equivalents - end of year                                 12,457                   17,394
















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

PIONEER FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Pioneer Financial Corp., all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended June 30, 1994 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1993.

Note B--Per Share Data

     Earnings per share is computed by dividing earnings by the weighted average number of shares outstanding during the period. For the three and nine months ended June 30, 1994 the weighted average number of shares of common stock was adjusted for the effects of existing stock options, which are considered common stock equivalents. The calculation of earnings per share for the three and nine months ended June 30, 1993 did not include the existing stock options as their dilutive effect was less than three percent. The weighted average number of shares of common stock outstanding were 2,452,359 and 2,440,502 for the nine months ended June 30, 1994 and 1993, respectively.

Note C--Transfers from loans to real estate acquired through foreclosure amounted to approximately $88,000 and $182,000 for the nine months ended June 30, 1994 and 1993 respectively. Transfers from loans to real estate insubstance foreclosed amounted to $56,000 and $0 for the nine months ended June 30, 1994 and 1993, respectively, while real estate insubstance foreclosed transferred to real estate acquired through foreclosure amounted to approximately $3,570,000 and $6,506,000 for the nine months ended June 30, 1994 and 1993, respectively. Real estate acquired through foreclosure reclassified to real estate held for development amounted to $5,664,000 for the nine months ended June 30, 1993. There were no such reclassifications in 1994.

Note D--Cash and Equivalents

     For the purpose of reporting cash flows, the Corporation considers all highly liquid debt instruments, such as federal funds and overnight deposits, to be cash equivalents.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the company's Annual Report to Stockholders, which focuses upon relevant matters occurring during the year commencing October 1, 1992 and ending September 30, 1993. Accordingly, the ensuing discussion focuses upon material matters at and for the nine months ended June 30, 1994.


General.

     Pioneer Financial was incorporated in Virginia in November 1987 and became the sole shareholder of Pioneer Federal Savings Bank ("Pioneer Federal"). Presently, the primary business of Pioneer Financial is the business of Pioneer Federal. Pioneer Financial also owns Pioneer Properties Inc. which is a real estate brokerage company. At June 30, 1994, the Corporation had assets of $376.7 million, total deposits of $297.0 million and stockholders' equity of $50.9 million.

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

     On February 16, 1994, Pioneer Financial entered into a Reorganization and Merger Agreement (the "Agreement") providing for the acquisition of Pioneer Financial by Signet Banking Corporation ("Signet"). The Agreement provides for the exchange of .6232 shares of Signet common stock, subject to adjustment under certain conditions, for each share of Pioneer Financial's common stock, resulting in a price per share of $23.68 based upon the closing Signet stock price on February 16, 1994. Also as of February 16, 1994, Pioneer Financial and Signet executed an Option Agreement whereby Pioneer Financial granted Signet an option to acquire 467,013 shares of Pioneer Financial's common stock at a price of $21.75 per share, exercisable under certain specified conditions. All required regulatory approvals have been received. The acquisition pursuant to the Agreement is subject to the ratification of various conditions, including the approval of the shareholders of Pioneer Financial at a meeting to be held on August, 1994. Further, the acquisition must be consummated not later than December 31, 1994. Management estimates that the acquisition will be completed by September, 1994.

Changes in Financial Condition

     Total assets decreased $31.9 million or 7.8% at June 30, 1994 as compared to total assets at September 30, 1993. Cash and interest bearing deposits (down $633,000 and $12.9 million, respectively, for the nine month period) combined with proceeds from the sale of and principal repayments on securities and loans were used to repay $11.1 million of Federal Home Loan Bank ("FHLB") advances and other borrowings and to provide for deposit withdrawals (deposits were down $16.7 million from September 30, 1993). Also the Corporation (during the March, 1994 quarter) reclassified approximately $71.0 million of securities from the available for sale to the held to maturity category of securities. The net unrealized loss on these securities ($22,000) was recorded as a decrease to shareholders' equity, and will be amortized into expense over the remaining life of the securities.

     Stockholders' Equity increased ($788,000 or 1.6%) as net income for the nine month period of $2,820,000 was partially offset by three regular quarterly $0.05 per share common stock dividends totalling $352,000, as well as an adjustment for the net unrealized loss on securities available for sale ($1,191,000 at June 30, 1994).

Results of Operations for the Three and Nine Months Ended March 31, 1994

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

     Net Income. The Corporation recorded net income of $936,000 or $.38 per share for the quarter ended June 30, 1994 as compared to a loss of $578,000 or $.24 per share for the prior year's second quarter. This increase was mainly attributable to an after tax extraordinary loss of $2,216,000 incurred during the three months ended June 30, 1993 related to prepayment penalties charged by the FHLB for the early payoff of the debt. For the nine months ended June 30, 1994 the Corporation recorded net income of $2,820,000 or $1.15 per share compared to a net income for the same period a year earlier of $656,000 or $.26 per share. This increase was also related to prepayment penalties incurred in the prior year as well as a decrease in required provisions for loan losses during the current year.

     Interest Income. Interest income on all interest earning assets was $6.4 million for the quarter ended June 30, 1994 as compared to $8.2 million for the comparable period in 1993, a decrease of $1.8 million or 22.1%. A $5.0 million increase in the average outstanding balance of loans for the current quarter was not enough to offset an 11.1% decrease in the average yield thereon. The majority of this decrease in interest income, however, was the result of a $68.7 million decrease in the average outstanding balance and a 14.6% decrease in the average yield of securities. Total interest income from securities amounted to $1.7 million for the three months ended June 30, 1994 as compared to $3.0 million for the three months ended June 30, 1993.

     Interest income on all interest earning assets for the nine months ended June 30, 1994 was $19.6 million, a decrease of approximately $4.8 million or 19.6% over the same period in 1993. Although there was a very slight (6 basis points) increase in the average yield on interest earning assets, a 17.2% decrease in the average outstanding balance of these assets resulted in the decrease in total interest income. For the nine months ended June 30, 1994 the average balance of all interest earning assets was $371.1 millon yielding 7.0%, compared to $448.4 million yielding 7.0% in the previous year.
This $77.3 million decrease in the average balance of all interest earning assets related to funds used to prepay debt during the year ended September 30, 1993.

     For the nine month period ended June 30, 1994 interest income on loans decreased by approximately $292,000 or 2.0% for the current year. While average loans outstanding increased 8.9% for the nine month period, the average yield on these loans decreased 8.7%. For the same two periods, interest on securities decreased $3.9 million, the direct result of a 37.4% decrease in the average outstanding balance as well as a 11.2% decrease in average yield. Interest income on other interest earning assets (FHLB stock, federal funds sold, and cash) decreased approximately $572,000 or 49.6% due mainly to a 41.5% decrease in the average outstanding balance of these assets.

     Interest Expense. Total interest expense decreased from $4.5 million for the quarter ended June 30, 1993 to $3.3 million for the current quarter, a decrease of almost 27.0%. The majority of this decrease was directly attributable to a 79.6% decrease in interest expense paid on borrowings. Total interest on borrowings decreased by $898,000 during the current quarter, the direct result of prepaying $45.5 million of FHLB advances in June, 1993 at an after tax penalty of $2.2 million as well as repaying, upon maturity, $47.5 million in additional debt with the FHLB. $10.0 million of such debt was paid in October, 1993, and the remainder had been repaid during the year ended September 30, 1993. Interest expense on deposits decreased $307,000 or 9.2% for the current three month period due mainly to a 5.8% decrease in the average cost of deposits.

     Interest expense for the nine months ended June 30, 1994 decreased approximately $4.7 million or 31.8% over the similar period in 1993. A 8.2% decrease in average cost of deposits combined with a $3.1 million decrease in average outstanding balance resulted in total interest expense on deposits decreasing by approximately $882,000 or 8.6%. For the nine months ended June 30, 1994, deposits averaged $310.9 million at an average cost of 4.0%, compared to an average balance of $313.9 million and an average cost of 4.4% for the comparable period in 1993. Total interest on borrowings decreased by over $3.8 million or 83.6%, the direct result of prepaying FHLB advances as discussed in the preceding paragraph.

     Net Interest Margin. Although net interest margin decreased $616,000 or 16.4% for the quarter ended June 30, 1994, net interest spread remained unchanged at 2.9% for both periods. (See table below)

     Although significant decreases were experienced for the nine months ended June 30, 1994 in both interest income and interest expense, net interest margin decreased only $46,000 or less than .5%. Net interest spread has increased from 2.3% for the nine months ended June 30, 1993 to 3.0% for the current nine month period, reflecting a more rapid decline in the cost of liabilities than the decline in yield on assets.

       The following table sets forth information concerning the yields earned on interest earning assets, the rates paid on interest bearing liabilities and the resultant net interest rate spread for the three and nine month periods ended June 30, 1994 and 1993. The yields earned and rates paid are based on average balances.

                                                        Three Months Ended       Nine Months Ended
                                                              June 30                 June 30
                                                          1994       1993         1994       1993
            Interest-earning assets:
              Real estate loans                           8.20%      9.29%        8.46%      9.29%
              Other loans                                 9.42%      9.92%        9.08%      9.81%
              Mortgage-backed securities                  6.85%      6.35%        6.50%      6.48%
              Securities held to maturity                 4.28%      9.39%        4.21%      8.68%
              Securities available for sale               4.79%      4.39%        4.75%      4.42%
              Other investments                           4.63%      4.01%        3.81%      3.52%

                Total interest-earning assets             6.92%      7.37%        6.97%      7.02%

            Interest-bearing liabilities
              Deposits                                    4.01%      4.25%        4.04%      4.40%
              Borrowings                                  3.71%      5.17%        3.28%      5.73%

                Total interest-bearing liabilities        3.98%      4.45%        3.98%      4.74%

            Net interest rate spread                      2.93%      2.92%        2.98%      2.28%





Provision for Possible Loan Losses and Other Asset Valuation Allowances.
Due to an overall improvement in the status of the Savings Bank's classified assets, the provision for loan loss was favorable $51,000 (recoveries and the reversal of a portion of a previous provision exceeded chargeoffs) for the June 1994 quarter versus a provision of $156,000 for the June 1993 quarter. For the nine months ended June 30, 1994 provisions for loan loss totalled $56,000 as compared to $356,000 for the same period last year. Through the Corporation's Asset Classification Policy, management will continue to monitor the loan portfolio as well as other assets on a quarterly basis and evaluate the adequacy of total valuation allowances.

     Other Income. Other income of $589,000 for the three months ended June 30, 1994 was a $581,000 decrease over the same period in 1993. Gains on the sale of securities decreased to $19,000 for the current quarter from $628,000 for the similar period in 1993. A decrease in gain on the sale of loans ($196,000) was almost offset by an increase in loan servicing fees ($162,000). Likewise a $414,000 decrease in expenses incurred in the day to day operations of Real Estate Held, both for development and acquired in settlement of loans, was partially offset by decreases in other income ($348,000).

     Other income was $1,645,000 for the nine months ended June 30, 1994, a decrease of approximately $913,000 from the nine months ended June 30, 1993. Included in this decrease are gains from the sale of securities totalling only $328,000 for the nine months ended June 30, 1994, versus $1,854,000 for the same period in 1993. This decrease was partially offset by a decrease in expenses incurred in the day to day operations of Real Estate Held, both for development and acquired in settlement of loans (loss from real estate operations decreased almost $1,038,000 for the nine month period).

     Other Expenses. Other expenses increased $440,000 or 18.5% for the three months ended June 30, 1994. With the exception of insurance (which includes insurance on deposits) and other expenses, all other categories of noninterest expense decreased for the current quarter.

     In March 1994, the Corporation discovered that one of Pioneer Federal's customers was apparently engaged in "kiting" checks drawn on another financial institution and deposited in its account at Pioneer Federal. As a result, an overdraft was created in the approximate amount of $1.9 million.
In order to avoid the expense and uncertainties of litigation, Pioneer Federal entered into a settlement agreement pursuant to which it received $1.3 million to settle the claims that Pioneer Federal made against the parties involved. The Corporation recorded a charge to earnings of approximately $632,000 for the three months ended June 30, 1994, which is included in "other" expenses.

     Had it not been for the $632,000 charge to other expenses as discussed in the previous paragraph, all categories of noninterest expense (with the exception of insurance) would have decreased for the nine months ended June 30, 1994. Noninterest expenses totalled $7,472,000 for the nine months ended June 30, 1994 as compared to $7,668,000 for the same nine month period in 1993.

     Securities.

     Securities as of June 30, 1994 were as follows (dollars in thousands):
                                              As of June 30, 1994

                                                       Gross
                                                     Unrealized      Estimated
                                      Amortized        Gains          Market
                                        Cost          (Losses)         Value
    Held to maturity
      Mortgage-backed securities          20,503         (1,428)         19,075
      United States Treasury              49,772         (3,569)         46,203

        Total Held to Maturity            70,275         (4,997)         65,278

    Available for sale
      Mortgage-backed securities             854             23             877
      Corporate notes                      2,001              9           2,010
      United States Treasury              24,944         (1,836)         23,108
      Asset management fund               25,050           (475)         24,575
      Other securities                     5,523            364           5,887

        Total - Available for sale        58,372         (1,915)         56,457

          Total securities               128,647         (1,912)        121,735

     Subsequent to June 30, 1994 the Corporation sold approximately $55.3 of securities classified as Available for Sale for a realized after tax loss of $1,323,000. Proceeds from the sales were reinvested in overnight investments.

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

     The Savings Bank's efforts to match the repricing maturities of assets and liabilities are hampered by the lack of demand for mortgages or assets which would re-price often enough to offer protection against rate changes and certificates of deposit with lengthy maturities. The percentage of asset tests imposed by the Internal Revenue code and applicable law require significant investments in residential loans, thus slowing the Savings Bank's effort to enlarge its portfolios of assets which re-price quickly and offer a reasonable return.

     The most common measure of interest rate risk is the gap ratio, i.e., the difference between interest-earning assets and interest-bearing liabilities that reprice or mature within one year expressed as a percent of total assets. Typically the closer the gap ratio is to zero, the less sensitive is a company's earnings to moderate changes in interest rates. Pioneer Federal's one year cumulative gap ratio at June 30, 1994 was
- -0.46%.





























     The following table provides information as of June 30, 1994 on the maturity and repricing interval of the Savings Bank's assets and liabilities, based on their contractual term to maturity and the interest sensitivity gap of the Savings Bank's assets and liabilities.

                                                                       MATURITY/REPRICING INTERVAL

                                              Less Than   6 Months   1 to 3    3 to 5    5 to 10  Greater Than
                                               6 Months  to 1 Year    Years    Years      Years   10 Years   Total
                                                                        (Dollars in Millions)
Interest-Earning Assets
 Mortgage Loans                                  74.9      27.8       15.0       6.9       4.9      56.6     186.1
 Mortgage-Backed Securities                         -         -        0.9         -      19.2       1.3      21.4
 Other Loans                                      8.9       0.1        1.6       2.2       1.2       4.3      18.3
 Investment Securities/FHLB Stock                53.3         -        6.9      51.8       0.3         -     112.3
 Federal Funds Sold                               1.0         -          -         -         -         -       1.0
 Other Earning Assets                             9.8         -          -         -         -         -       9.8
 Total Interest-Earning Assets                  147.9      27.9       24.4      60.9      25.6      62.2     348.9

Interest-Bearing Liabilities Deposits
 Deposits
  Demand Deposits                                 4.6       3.6        7.5       2.0       4.5         -      22.2 (1)
  Savings Accounts                                5.3       4.9       15.5      10.1      24.3         -      60.1 (1)
  Money Market Demand Accounts                   24.3      11.1        5.0       2.3       2.0         -      44.7 (1)
  Certificates of Deposit                        56.7      40.3       37.9      35.2         -         -     170.1
Notes Payable                                     6.6         -          -         -         -         -       6.6
FHLB Advances                                    20.0         -          -         -         -         -      20.0
Total Interest-Bearing Liabilities              117.5      59.9       65.9      49.6      30.8         -     323.7



Interest Sensitivity Gap                         30.4    (32.0)     (41.5)     11.3     ( 5.2)      62.2      25.2
Cumulative Gap                                   30.4    ( 1.6)     (43.1)    (31.8)    (37.0)      25.2
Ratio of Interest-Earning Assets to
 Interest-Bearing Liabilities                    1.26      0.47       0.37      1.23      0.84      0.00      1.08

Cumulative Ratio of Interest-Earning
 Assets to Interest-Bearing Liabilities          1.26      0.99       0.82      0.89      0.89      1.08

Cumulative GAP as a Percent of
 Total Earning Assets                            8.71%    -0.46%    -12.35%    -9.11%   -10.60%     7.22%

(1) Repricing of these three types of deposits (demand, savings and money market demand) are based on repricing assumptions as of March 31, 1994 furnished by the FHLB of Atlanta through their interest rate risk service.

     Real Estate Investment. The Savings Bank's investment in real estate ventures increased at June 30, 1994 to $15.2 million as compared to $14.3 million at September 30, 1993.

     Federal Home Loan Bank System. Pioneer Federal is a member of the FHLB System and, as a member, is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate outstanding balance of its loans secured by residential real property at the close of each year, or 5% of its outstanding advances from the FHLB of Atlanta. As a member of the FHLB System, Pioneer Federal is authorized to borrow funds from the FHLB of Atlanta to meet withdrawals of savings accounts, seasonal requirements, and to expand its loan portfolio. At June 30, 1994, Pioneer Federal owned $6,935,000 of stock and had advances from the FHLB of $20,000,000, which mature in August of 1994.


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

     Total classified assets have decreased $12.8 million or 47.9% for the nine month period ended June 30, 1994, comprised of a $13.7 million decrease in substandard assets and a $964,000 increase in loss assets. The following table details information concerning the Savings Bank's classified assets at June 30, 1994, and the ratio of classified assets to total assets:


                                     Substandard     Doubtful        Loss         Total
                                                     (Dollars in Thousands)
    Commercial real estate                 8,681             -         1,151         9,832
    Mortgage loans                           709                           -           709
    Construction Loans                         -             -             -             -
    Other loans                              248             -            27           275
    Real estate held for development       1,468             -         1,066         2,534
    Real estate owned                        409             -           100           509

    Total Classified Assets               11,515             -         2,344        13,859


    Ratio of Classified
      Assets to Total Assets                3.06%            -          0.62%         3.68%




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

                               06/30/94   09/30/93   09/30/92   09/30/91
Loans accounted for on a
non-accrual basis:
  Real Estate:
   Residential                      95          91        376      1,893
   Commercial                    6,753(1)        -        243      1,545
  Commercial Business                -         363        391      1,144
  Consumer                           -           -         17         21
  Total                          6,848         454      1,027      4,603

Accruing loans which are
contractually past due
90 days or more:
  Real Estate:
   Residential                     613         143       322        582
   Commercial                        -       3,998         -          -
Commercial Business                250         238       849          -
  Consumer                           -           -         -          -
  Total                            863       4,379     1,171        582

Total of nonaccrual and
90 days past due loans           7,711(2)    4,833     2,198      5,185

Percentage of Total Loans         3.77%      2.30%     1.33%      2.92%

(1) At June 30, 1994 Pioneer Federal was involved in negotiations with the borrower regarding the repayment of this loan secured by an office building that has since been demolished because of its proximity to a sinkhole that developed in February, 1994. Subsequent to June 30, 1994 insurance proceeds were received and the loan, which had been previously written down, was paid off.

(2)  Nonperforming loans which are classified assets as well are as follows:
     Special Mention          5,989
     Substandard                951
     Doubtful                     -
     Loss                       771
     Total                    7,711


     Valuation Allowances. It is the Savings Bank's policy to establish specific valuation allowances for loss against specific assets based on current appraisals, discounted cash flow analysis and other factors when possible losses are indicated on the loans or other assets. At June 30, 1994 allowances related to specific assets (loans and real estate) amounted to $3.1 million.




     In addition to specific valuation allowances, the Corporation also calculates general valuation allowances ("GVA's") using two methods. The first method applies certain percentages to classified asset balances which
have first been reduced for any specific valuation allowances.   GVA's of
this type totalled $1.5 million at June 30, 1994. In addition to this type of GVA, the Corporation also calculates GVA's on pass and unreviewed assets (all assets that are not classified), based on, among other factors, historical loss experience for each type of loan, trends in connection with portfolio amounts and composition, and current economic conditions relating to the collectability of loans in the portfolio. GVA's of this type totalled $1.4 million at June 30, 1994. Total valuation allowances, both specific and general, totalled $6.0 million at June 30, 1994.

     The following table sets forth the breakdown of the allowance for losses by category at the dates indicated.
                                                            Analysis of Valuation Allowances

    Specific Valuation Allowances                            6/30/94     9/30/93     9/30/92
    Loans:
      Residential Mortgage                                        56          38         356
      Commercial Mortgage                                      1,151         653         739
      Construction                                                 -           -           -
      Commercial Business                                         38         100         146
      Consumer                                                    20          73         183

        Total Specific Valuation Allowance - Loans             1,265         864       1,424
          Percent of Total Loans                                 0.6%        0.4%        0.8%

    Real Estate
      In-substance Foreclosure                                     -           -           -
      Real Estate Held for Development                         1,138         807         154
      Real Estate Owned                                          100         431         841

        Total Specific Valuation Allowance - Real Estate       1,238       1,238         995
          Percent of Total Real Estate                           7.9%        6.8%        4.3%

    Other Assets                                                 632           -           -
          Percent of Related Other Asset                        32.7%          -           -

    Total Specific Valuation Allowance                         3,135       2,102       2,419
    Percent of Total Loans/Real Estate/Other Assets              1.4%        0.9%        1.3%

    General Valuation Allowances
    Loans:
      Residential Mortgage                                       182         112         107
      Commercial Mortgage                                      1,732       2,012       2,614
      Construction                                               463         441         117
      Commercial Business                                        178         191          67
      Consumer                                                    14          22         115

        Total GVA - Loans                                      2,569       2,778       3,020
        Percent of Total Loans                                   1.3%        1.3%        1.8%

    Real Estate:
      In-substance Foreclosures                                    -         364           -
      Real Estate Held for Development                           264         722           -
      Real Estate Owned                                           41         118           -

        Total GVA - Total Real Estate                            305       1,204           -
        Percent of Total Real Estate                             2.0%        6.7%          -

        Total GVA's                                            2,874       3,982       3,020
        Percent of Total Loans/Real Estate and Other             1.3%        1.7%        1.6%

    Total Valuation Allowances                                 6,009       6,084       5,439
    Percent of Total Loans/Real Estate and Other                 2.6%        2.7%        2.9%

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

     During the year ended September 30, 1993, the Corporation determined that seven loans with outstanding balances of $3,767,331 had been insubstance foreclosed, and, although formal foreclosure proceedings had not been initiated, the investment in the loans had been reported in the same manner as collateral that has been formally repossessed, regardless of whether the related loan is formally restructured. Of the seven properties, six were sold during the quarter ended December 31, 1993. The remaining property, at a carrying value of $3.4 million was formally foreclosed upon during the quarter ended March 31, 1994. During the quarter ended June 30, 1994 this property was sold at no additional loss to the Corporation. As of June 30, 1994 there were no loans classified as insubstance foreclosed.

     The following table sets forth the balances in repossessed property at June 30, 1994, and the allowance for loss by type of property.


                                                    Less:            Less:             Net
                                   Asset          Specific          General         Carrying
                                  Balances        Allowance        Allowance          Value

                                                    (Dollars in Thousands)
Real Estate Owned
  Single Family Residential              88                3                8               77
  Multi-Family Residential                -                -                -                -
  Construction                          116               30                9               77
  Commercial                            305               67               24              214

    Total Real Estate Owned             509              100               41              368




     Liquidity and Capital Resources. Under current regulations the Savings Bank is required to maintain liquid assets at 5% or more of its net withdrawable deposits plus short-term borrowings. With total liquidity of 29.3% at June 30, 1994, the Savings Bank more than met the 5% requirement.
At June 30, 1993, the Savings Bank had outstanding loan commitments totalling $4.2 million.



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

     The following table sets forth the capital position of the Savings Bank as calculated under FIRREA as of June 30, 1994, (in thousands):


                Actual    % of      Required  % of     Excess      % of
                Amount   Assets(1)  Amount  Assets(1)  Amount    Assets(1)
Core             34,918    9.27%     11,218    3.00%    23,700     6.27%
Tangible         34,918    9.27%      5,609    1.50%    29,309     7.77%
Risk-weighted    37,528   17.58%     17,073    8.00%    20,455     9.58%

(1) Based upon adjusted total assets for the core and tangible capital requirements, and risk-weighted assets for the risk-based capital requirement.

     The OTS has recently adopted an amendment to its risk-based capital requirements that will, effective September 30, 1994, require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS will calculate the sensitivity to a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model aadopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier.





PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings

               The Corporation, the Savings Bank, and subsidiary thereof are defendants in certain claims and legal actions arising in the ordinary course of business including legal proceedings wherein the Savings Bank enforces its security interest in mortgage loans. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Corporation.

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

Date   August 12, 1994         By:  \s\ G. R. Whittemore
                                   G. R. Whittemore
                                   President and Chief Executive Officer

Date   August 12, 1994         By:  \s\ H. Lee Rettig
                                   H. Lee Rettig
                                   Chief Accounting Officer